Form 10-Q
period 2025-09-30
Canary Marinade Solana ETF
filed 2025-12-09
CIK 2041869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

 FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number:

001-42956

Canary Marinade Solana ETF

(Exact Name of Registrant as Specified in its Charter)

Delaware		33-6435097
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
c/o Canary Capital Group LLC 8 Cadillac Drive, Suite 200 Brentwood, Tennessee 37027
(Address of principal executive offices)

(Registrant’s telephone number, including area code): (615) 200-0788

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Common Shares of Beneficial Interest of Canary Marinade Solana ETF (“Shares”)	SOLC	The Nasdaq Stock Market, LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☒	Smaller reporting company ☒
	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The Registrant had 80,000 outstanding Shares as of December 8, 2025.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Canary Marinade Solana ETF

Statement of Assets and Liabilities
(Unaudited)

September 30, 2025
ASSETS
Investment in SOL, at fair value (cost $0)	$0
Cash	$0
Total assets	$0

LIABILITIES
Sponsor Fee payable	$0
Total liabilities	$0

Commitments and Contingent Liabilities (Note 6)

NET ASSETS	$0
Shares issued and outstanding as of September 30, 2025 (par value $0.00 per share; Unlimited number of shares authorized)	0

Net asset value per share	$0.00

See accompanying Notes to Financial Statements

Canary Marinade Solana ETF

Statement of Changes in Net Assets
(Unaudited)

For the period August 27, 2025 Through September 30, 2025
Increase (decrease) in net assets resulting from operations
Net investment loss	—
Net realized gain (loss) on investment in SOL transferred to pay Sponsor Fee	—
Net change in unrealized appreciation (depreciation)	—
Net increase (decrease) in net assets resulting from operations	—

Increase (decrease) in net assets resulting from capital share transactions
Creations for Shares issued	—
Redemptions for Shares redeemed	—
Net increase (decrease) in net assets resulting from capital share transactions	—
Total increase(decrease) in net assets from operations and capital share transactions	—

Net assets
Beginning of period	—
End of period	—

Shares issued and redeemed
Shares issued	—
Shares redeemed	—
Net increase (decrease) in Shares issued and outstanding	—
Shares outstanding at end of period	—

*No comparative financial statements have been provided as the Trust’s operations commenced on November 17, 2025

See accompanying Notes to Financial Statements

Canary Marinade Solana ETF

NOTES TO FINANCIAL STATEMENTS

September 30, 2025

1.	Organization

The Canary Marinade Solana ETF (the “Trust”) is a Delaware statutory trust, formed on October 17, 2024, pursuant to the Delaware Statutory Trust Act. The Trust continuously issues common shares representing fractional undivided beneficial interest in and ownership of the Trust that may be purchased and sold on the Nasdaq Stock Market, LLC (the “Exchange”) under the symbol “SOLC.” The Trust operates pursuant to a Trust Agreement, as amended and/or restated from time to time (the “Trust Agreement”). CSC Delaware Trust Company, a Delaware trust company, is the trustee of the Trust (the “Trustee”). The Trust is managed and controlled by Canary Capital Group LLC (the “Sponsor”).

The Trust is an exchange-traded fund that issues shares of beneficial interest (the “Shares”) that are listed and trade on the Exchange. The Trust’s investment objective is to seek to provide exposure to the price of Solana (“SOL”) held by the Trust, less the expenses of the Trust’s operations and other liabilities. A secondary investment objective is for the Trust to earn additional SOL through the validation of transactions in the SOL network’s (the “Solana Network”) proof-of-stake (“PoS”) process. In seeking to achieve its investment objectives, the Trust will hold SOL and establish its net asset value (“NAV”) on each business day by reference to the CoinDesk Solana CCIXber 60m New York Rate (the “Pricing Benchmark”). The Pricing Benchmark is calculated by CoinDesk Indices (the “Benchmark Provider”) based on a 60-minute time-weighted average price of the SOL-USD CCIXber Reference Rate (the “Underlying Index”), which is an aggregation of executed trade flow of major SOL trading platforms (“Constituent Platforms”). The Benchmark Provider publishes the Pricing Benchmark. The Trust is sponsored by the Sponsor.

As of September 30, 2025, the Trust has had no operations other than those actions relating to organizational and registration matters.

2.	Significant Accounting Policies

Basis of Presentation

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of these financial statements. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and are stated in U.S. Dollars. The Trust’s financial statements were prepared using the accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies. The Trust qualifies as an investment company solely for accounting purposes and not for any other purpose. The Trust is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended. The Trust follows the significant accounting policies described below.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Cash

Generally, the Trust does not intend to hold any cash. Cash includes non-interest bearing non-restricted cash with one institution. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits. The Trust has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on such bank deposits.

Investment Transactions and Investment Income

The Trust intends to purchase SOL upon the creation of Shares and sell SOL upon the redemption of Shares. Transactions are recorded on a trade-date basis. Realized gains (losses) and changes in unrealized gains (losses) on open positions are determined on a specific identification basis and recognized in the statement of operations in the period in which the sale occurred or the changes in unrealized occurred.

Federal Income Taxes

The Sponsor and the Trustee will treat the Trust as a grantor trust for U.S. federal income tax purposes. As a result, the Trust itself would not be subject to U.S. federal income tax. Instead, the Trust’s income, expenses and amounts realized should flow through to the Shareholders, and the Trustee will report to Shareholders and the Internal Revenue Service (“IRS”) on that basis. If the IRS were to assert successfully that the Trust is not classified as a grantor trust, the Trust would likely be classified as a partnership for U.S. federal income tax purposes, which may affect the timing and other tax consequences to the Shareholders. Under such circumstances, the Trust might be classified as a publicly traded partnership that would be taxable as a corporation for U.S. federal income tax purposes, in which case the Trust would be taxed in the same manner as a corporation on its taxable income and distributions to shareholders out of the earnings and profits of the Trust would be taxed to shareholders as ordinary dividend income. However, due to the uncertain treatment of digital assets for U.S. federal income tax purposes, there can be no assurance in this regard. No interest expense or penalties have been recognized as of the date of the financial statements.

Digital Asset Trading Platform Valuation

The value of SOL is determined by the value that various market participants place on SOL through their transactions. The most common means of determining the value of SOL is by surveying one or more digital asset trading platforms where SOL is traded publicly and transparently (e.g., Binance, Bitfinex, Coinbase Pro and Crypto.com).

The Trust identifies and determines the principal market (or in the absence of a principal market, the most advantageous market) for GAAP financial statement purposes consistent with the application of fair value measurement framework in FASB ASC 820. Under ASC 820, a principal market is the market with the greatest volume and activity level for the asset or liability. The Trust’s valuation procedures provide for the designation of the Sponsor to determine the valuation sources and policies to prepare the Trust’s financial statements in accordance with GAAP.

The Trust utilizes various inputs to determine the fair value of its investments on a recurring basis. GAAP establishes a hierarchy that prioritizes inputs to valuations methods. The three levels of inputs are:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These inputs may include quoted prices for the identical instrument on an inactive market, prices for similar instruments, interest rates, prepayment speeds, credit risk, yield curves, default rates and similar data.

Level 3 – Unobservable inputs for the asset or liability, to the extent relevant observable inputs are not available; representing the Trust’s own assumptions about the assumptions a market participant would use in valuing the asset or liability and would be based on the best information available.

Calculation of NAV

The Administrator, defined below, determines the NAV of the Trust on each day that the Exchange is open for regular trading, as promptly as practicable after 4:00 p.m. EST. The NAV of the Trust is the aggregate value of the Trust’s assets less its accrued but unpaid liabilities (which include accrued expenses). In determining the Trust’s NAV, the Administrator values SOL held by the Trust based on the price set by the Index as of 4:00 p.m. EST. The Administrator also determines the NAV per Share. For purposes of the Trust’s financial statements, the Trust utilizes a pricing source that is consistent with GAAP, as of the financial statement measurement date, which may result in valuations that differ from the Trust’s daily NAV calculations. The Sponsor determines in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with GAAP.

The Trust’s NAV per Share is calculated by taking the current fair value of its total assets, subtracting any liabilities, and dividing that total by the number of Shares.

Segment Reporting

The Trust operates through a single operating and reporting segment with a primary objective of providing exposure to the price of SOL held by the Trust, less the expenses of the Trust’s operations and other liabilities. The Trust’s chief operating decision maker (“CODM”) is the Sponsor. The CODM monitors the operating results of the Trust and the Trust’s long-term strategic asset allocation is predetermined in accordance with the terms of its prospectus, based on the defined investment strategy against which the CODM assesses the Trust’s performance. In addition to other metrics, the CODM uses net increase (decrease) in net assets resulting from operations as a key metric to assess the Trust’s performance.

3.	Trust Expenses and Other Agreements

(a)	Sponsor

The Trust pays the Sponsor an annual unified fee of 0.50% of the Trust’s SOL Holdings (the “Sponsor Fee”). The Trust’s “SOL Holdings” is the quantity of the Trust’s SOL plus any cash or other assets held by the Trust represented in SOL as calculated using the Index Price, less its liabilities (which include estimated accrued but unpaid fees and expenses) represented in SOL as calculated using the Index Price. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Administrator calculates the Sponsor Fee in respect of each day by reference to the prior day’s SOL Holdings. Except for periods during which all or a portion of the Sponsor Fee is being waived, the Sponsor Fee accrues daily in SOL and is payable monthly in SOL or cash. To the extent there are any on-chain transaction fees incurred in connection with the transfers of SOL to pay the Sponsor Fee, the Sponsor, and not the Trust, shall bear such fees. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor Fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees, and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver.

As partial consideration for its receipt of the Sponsor Fee, the Sponsor is obligated under the Trust Agreement to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including: (i) the fees of the Trust’s third-party service providers, including, but not limited to, the Marketing Agent, the Administrator, the Custodian, the Transfer Agent, the Cash Custodian, the Index Provider, and the Trustee, (ii) the fees and expenses related to the listing, quotation or trading of the Shares on the Exchange (including customary legal, marketing and audit fees and expenses), (iii) legal fees and expenses incurred in the ordinary course, (iv) audit fees, (v) regulatory fees, including, if applicable, any fees relating to the registration of the Trust and Shares, including any ongoing filings related to the offering of Shares, under the 1933 Act or the 1934 Act, (vi) printing and mailing costs, (vii) costs of maintaining the Trust’s website and (viii) applicable license fees (each, a “Sponsor-paid Expense” and collectively, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Extraordinary Expense (as defined below) will not be deemed to be a Sponsor-paid Expense. There is no cap on the amount of Sponsor-paid Expenses. The Sponsor has also assumed all fees and expenses related to the organization and offering of the Trust and the Shares.

The Trust may incur certain extraordinary, nonrecurring expenses that are not Sponsor-paid Expenses, including, but not limited to, brokerage and transaction costs associated with the sale or transfer of SOL, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust, the Trust’s assets, or the interests of Shareholders, any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Extraordinary Expenses”). To the extent on-chain transaction fees are incurred in connection with transfers or sales of SOL to pay Extraordinary Expenses, the Trust will bear such fees, but to the extent there are any on-chain transaction fees incurred in connection with the transfers of SOL to pay the Sponsor Fee or any Sponsor-paid Expenses, the Sponsor, and not the Trust, shall bear such fees.

To the extent it does not have cash readily available, the Sponsor will cause the transfer or sale of SOL in such quantity as may be necessary to permit the payment of Trust expenses and liabilities not assumed by the Sponsor or for payment of cash redemption proceeds to financial firms that are authorized to purchase or redeem Shares with the Trust (known as “Authorized Participants”). The Trust will seek to transfer or sell SOL at such times and in the smallest amounts required to permit such payments as they become due. With respect to transfers or sales necessary to pay Trust expenses and liabilities that are denominated other than in SOL, the amount of SOL transferred or sold may vary from time to time depending on the actual sales price of SOL relative to the Trust’s expenses and liabilities (e.g., if the price of SOL falls, the amount of SOL needed to be transferred or sold to pay an expense or liability denominated in U.S. dollars will increase). To the extent the Trust must buy or sell SOL, the Trust may do so through a third-party digital asset broker or dealer. The Sponsor will select third party brokers or dealers that it believes have implemented adequate AML, KYC and other legal compliance policies and procedures.

Under the terms of each Authorized Participant Agreement, the Authorized Participants are responsible for any brokerage or transaction costs associated with the sale or transfer of SOL incurred in connection with the fulfillment of a creation or redemption order.

(b)	Administrator, Custodian and Transfer Agent

U.S. Bancorp Fund Services, LLC, doing business as U.S. Bank Global Fund Services (the “Administrator” and “Transfer Agent”) serves as administrator, transfer agent and accounting agent of the Trust pursuant to a Fund Servicing Agreement. BitGo Trust Company, Inc. (the “Custodian”) serves as the Trust’s Custodian. Under the Custodial Services Agreement, the Custodian is responsible for safekeeping all the Trust’s SOL. The Custodian was selected by the Sponsor. The Sponsor is responsible for opening accounts with the Custodian that holds the Trust’s SOL (the “SOL Accounts”), as well as facilitating the transfer or sale of SOL required for the operation of the Trust. U.S. Bank, N.A., an affiliate of the Administrator and Transfer Agent serves as the cash custodian for the Trust (the “Cash Custodian”). The Cash Custodian is responsible for safekeeping all cash and other non-SOL assets of the Trust.

(c) Marketing Agent

Paralel Distributors LLC is the marketing agent of the Trust (the “Marketing Agent”) and is responsible for reviewing and approving the marketing materials, including the Trust’s website, prepared by the Sponsor for compliance with applicable SEC and Financial Industry Regulatory Authority, Inc. (“FINRA”) advertising laws, rules, and regulations pursuant to a marketing agreement with the Trust. The Marketing Agent is a broker-dealer registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and a member of FINRA. With the assistance of the Marketing Agent, the Sponsor developed a marketing plan for the Trust, prepared marketing materials regarding the Shares of the Trust, and exercises the marketing plan of the Trust on an ongoing basis.

(d)	Principal Financial Officer

Employees of PINE Advisors LLC (“PINE”) serve as officers of the Trust. In consideration for these services, the Sponsor pays PINE an annual fee. The Sponsor also reimburses PINE for certain out-of-pocket expenses.

4.	Capital Share Transactions

The Trust is an exchange-traded product. The Trust issues Shares on a continuous basis and, when the Trust creates or redeems its Shares, it does so in blocks of 10,000 Shares (a “Basket”) based on the quantity of SOL attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities). For a subscription of Shares, the subscription shall be in the amount of cash needed to purchase the amount of SOL represented by the Basket being created, as calculated by the Administrator. For a redemption of Shares, the Sponsor shall arrange for the SOL represented by the Basket to be sold and the cash proceeds distributed. Financial firms that are authorized to purchase or redeem Shares of the Trust (“Authorized Participants”) deliver, or facilitate the delivery of, cash to the Trust’s account with the Cash Custodian in exchange for Shares when they purchase Shares, and the Trust delivers cash to such Authorized Participants when they redeem Shares with the Trust. Further, Authorized Participants do not directly or indirectly purchase, hold, deliver, or receive SOL as part of the creation or redemption process or otherwise direct the Trust or a third party with respect to purchasing, holding, delivering, or receiving SOL as part of the creation or redemption process. Shares initially comprising the same Basket but offered by the Authorized Participants to the public at different times may have different offering prices, which depend on various factors, including the supply and demand for Shares, the value of the Trust’s assets, and market conditions at the time of a transaction. Shareholders who buy or sell Shares during the day from their broker may do so at a premium or discount relative to the NAV of the Shares of the Trust.

The Trust creates and redeems Shares in exchange for cash or SOL.

Shareholders who decide to buy or sell Shares of the Trust place their trade orders through their brokers and incur customary brokerage commissions and charges.

Only Authorized Participants may place orders to create and redeem baskets through the Transfer Agent. The Transfer Agent coordinates with the Trust’s custodian to facilitate settlement of the Shares.

5.	Related Parties

The Sponsor is considered to be a related party to the Trust. The Trust’s operations are supported by its Sponsor.

6.	Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts that contain a variety of general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust which have not yet occurred and cannot be predicted with any certainty. However, the Sponsor believes the risk of loss under these arrangements to be remote. There were no commitments or contingencies required to be disclosed as of the date of the financial statements.

7.	Subsequent Events

On November 17, 2025, the Trust’s registration statement became effective in accordance with the provisions of section 8(a) of the Securities Act of 1933, and Canary Capital Group Inc. (“Seed Capital Investor”), an affiliate of the Sponsor, purchased 10,000 Shares of the Trust at a per-Share price of $25.00 (“Seed Shares”). The Trust received $250,000 of SOL in connection with the issuance of the Seed Shares. On November 18, 2025, the Shares of the Trust were listed on the Exchange.

Effective November 24, 2025, the Sponsor will voluntarily waive the Sponsor Fee in its entirety until the earlier of: (1) the Federal Reserve’s Federal Open Market Committee establishing a target range for the Federal Funds Rate that includes or is lower than 3.00%; or (2) July 1, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Trust’s financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, the Trust’s unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with GAAP.

This Quarterly Report on Form 10-Q (the “Quarterly Report”) includes “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Canary Marinade Solana ETF (the “Trust”). In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events, or developments that will or may occur in the future, including such matters as movements in the digital asset markets, the Trust’s operations, the plans of Canary Capital Group LLC (the “Sponsor”), and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions, and expected future developments, as well as other factors appropriate in the circumstances.

Factors which could have a material adverse effect on the Trust’s business, financial condition or results of operations and future prospects or which could cause actual results to differ materially from the Trust’s expectations include, but are not limited to:

●	the special considerations discussed in this Quarterly Report;

●	general economic, market and business conditions;

●	technology developments regarding the use of SOL and other digital assets, including the systems used by the Sponsor and the Trust’s custodian in their provision of services to the Trust;

●	changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies;

●	other world economic and political developments, including, without limitation, global pandemics and the societal and government responses thereto; and

●	any additional factors discussed in this Quarterly Report, as well as those described from time to time in the Trust’s future reports filed with the SEC.

All the forward-looking statements made in this Quarterly Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the Shares.

Should one or more of these factors or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made, and neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to reflect a change in the Sponsor’s expectations or predictions, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

Overview of the Trust

The Trust is an exchange-traded fund that issues Shares that are listed and trade on the Exchange. The Trust’s investment objective is to seek to provide exposure to the price of SOL held by the Trust, less the expenses of the Trust’s operations and other liabilities. A secondary investment objective is for the Trust to earn additional SOL through the validation of transactions in the Solana Network’s PoS process. In seeking to achieve its investment objectives, the Trust will hold SOL and establish its NAV on each business day by reference to the Pricing Benchmark. The Pricing Benchmark is calculated by the Benchmark Provider based on a 60-minute time-weighted average price of the Underlying Index, which is an aggregation of executed trade flow of Constituent Platforms. The Benchmark Provider publishes the Pricing Benchmark. The Trust is sponsored by the Sponsor.

The Shareholders of the Trust take no part in the management or control, and have no voice in, the Trust’s operations or business. Except to elect a successor Sponsor upon the resignation of the Sponsor or as otherwise required by laws of the state of Delaware, Shareholders will have no voting rights under the Trust Agreement.

Liquidity and Capital Resources

Post commencement of investment operations, the Trust will typically not hold a cash balance except in connection with the creation and redemption of “Baskets” (i.e., blocks of 10,000 Shares) or to pay expenses not assumed by the Sponsor. The Trust pays the Sponsor an annual unified fee based on a percentage of the Trust’s SOL Holdings (the “Sponsor Fee”). The Trust’s “SOL Holdings” is the quantity of the Trust’s SOL plus any cash or other assets held by the Trust represented in SOL as calculated using the Pricing Benchmark price, less its liabilities (which include estimated accrued but unpaid fees and expenses) represented in SOL as calculated using the Pricing Benchmark price.

The Trust may also incur certain extraordinary, nonrecurring expenses that are not assumed by the Sponsor, including, but not limited to, brokerage and transaction costs associated with the sale or transfer of SOL, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust, the Trust’s assets, or the interests of Shareholders, any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Extraordinary Expenses”). To the extent on-chain transaction fees are incurred in connection with transfers or sales of SOL to pay Extraordinary Expenses, the Trust will bear such fees.

To the extent it does not have cash readily available, the Sponsor shall cause the transfer or sale of SOL in such quantity as may be necessary to permit the payment of Trust expenses and liabilities not assumed by the Sponsor or for payment of redemption proceeds to Authorized Participants. The Trust will not bear any costs associated with the transfer or sale of SOL to pay the Sponsor Fee. To the extent the Trust incurs any Extraordinary Expenses, the Trust will bear the costs of any transfers or sales of SOL to pay such expenses. The Trust will seek to transfer SOL at such times and in the smallest amounts required to permit such payments as they become due. With respect to transfers or sales necessary to pay Trust expenses and liabilities that are denominated other than in SOL, the amount of SOL transferred or sold may vary from time to time depending on the actual sales price of SOL relative to the Trust’s expenses and liabilities (e.g., if the price of SOL falls, the amount of SOL needed to be transferred or sold to pay an expense denominated in U.S. dollars will increase). To the extent the Trust must buy or sell SOL, the Trust may do so through a third-party digital asset broker or dealer. When the Trust buys or sells SOL, the Sponsor seeks quotes from its SOL trading counterparties. Such transactions are typically conducted over the counter rather than over a trading platform or similar order matching service. The Sponsor will select third party brokers or dealers that it believes have implemented adequate anti-money laundering, know-your-customer and other legal compliance policies and procedures.

Results of Operations

From October 17, 2024 (i.e., the date of formation) through September 30, 2025, the Trust was in an organizational period and had not commenced investment operations. On November 17, 2025, the Trust received $250,000 of SOL in connection with the issuance of the Seed Shares.

Off-Balance Sheet Arrangements

As of September 30, 2025, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

Critical Accounting Policies

Principal Market and Fair Value Determination

The Trust’s periodic financial statements are prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilize an exchange-traded price from the Trust’s principal market for SOL on the Trust’s financial statement measurement date. The Sponsor will determine in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with GAAP. The Trust intends to engage a third-party vendor to obtain a price from a principal market for SOL, which will be determined and designated by such third-party vendor daily based on its consideration of several exchange characteristics, including oversight, and the volume and frequency of trades. Under GAAP, such a price is expected to be deemed a Level 1 input in accordance with the ASC Topic 820 because it is expected to be a quoted price in active markets for identical assets or liabilities.

Investment Company Considerations

The Trust follows accounting and reporting guidance in accordance with the FASB ASC Topic 946, Financial Services – Investment Companies. The Trust uses fair value as its method of accounting for SOL. The Trust qualifies as an investment company solely for accounting purposes and not for any other purpose. The Trust is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to “Smaller Reporting Companies,” as defined in Rule 12b-2 of the Exchange Act.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor performing functions equivalent to those a principal executive officer and principal financial and accounting officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of September 30, 2025, the Trust’s disclosure controls and procedures were effective in ensuring material information relating to the Trust is recorded, processed, summarized and reported by management of the Sponsor on a timely basis and to ensure the quality and timeliness of the Trust’s public disclosures with the SEC.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)	On November 17, 2025, Seed Capital Investor purchased 10,000 Seed Shares in a transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”). Total proceeds to the Trust from the sale of the Seed Shares was $250,000 in SOL. The Seed Capital Investor acted as a statutory underwriter in connection with the Seed Shares.

b)	Not applicable.

c)	None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

a)	All information required to be reported in a report on Form 8-K during the period covered by this Form 10-Q has been reported.

b)	Not applicable.

c)	No executive officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms defined in Item 408 of Regulation S-K of the 1933 Act) for the nine-month period ended September 30, 2025.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K of the 1933 Act):

Exhibit Number	Description
3.1*	Amended and Restated Trust Agreement, incorporated by reference to Exhibit 3.1 of the Trust’s Registration Statement on Form S-1 (File 333-282903) filed on June 13, 2025

3.2**	Certificate of Trust, incorporated by reference to Exhibit 3.2 of the Trust’s Registration Statement on Form S-1 (File 333-282903) filed on October 30, 2024

3.3**	Amended Certificate of Trust, incorporated by reference to Exhibit 3.3 of the Trust’s Registration Statement on Form S-1 (File 333-282903) filed on October 10, 2025

10.1**	Authorized Participant Agreement, incorporated by reference to Exhibit 10.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-282903) filed on September 26, 2025

10.2**	Marketing Agent Agreement, incorporated by reference to Exhibit 10.2 of the Trust’s Registration Statement on Form S-1 (File No. 333-282903) filed on September 26, 2025

10.3**	BitGo Custodial Services Agreement, incorporated by reference to Exhibit 10.3 of the Trust’s Registration Statement on Form S-1 (File No. 333-282903) filed on September 26, 2025

10.4**	Fund Administration Servicing Agreement, incorporated by reference to Exhibit 10.4 of the Trust’s Registration Statement on Form S-1 (File No. 333-282903) filed on September 26, 2025

10.5**	Transfer Agent Servicing Agreement, incorporated by reference to Exhibit 10.5 of the Trust’s Registration Statement on Form S-1 (File No. 333-282903) filed on September 26, 2025

10.6**	Fund Accounting Servicing Agreement, incorporated by reference to Exhibit 10.6 of the Trust’s Registration Statement on Form S-1 (File No. 333-282903) filed on September 26, 2025

10.7**	Sponsor Agreement, incorporated by reference to Exhibit 10.7 of the Trust’s Registration Statement on Form S-1 (File No. 333-282903) filed on October 10, 2025

10.8**	Cash Custody Agreement (Custodian Agreement), incorporated by reference to Exhibit 10.8 of the Trust’s Registration Statement on Form S-1 (File No. 333-282903) filed on September 26, 2025

10.9*	Index Licensing Agreement

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*

Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

**	Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canary Capital Group LLC
as Sponsor of Canary Marinade Solana ETF

By:	/s/ Steven McClurg
Name:	Steven McClurg
Title:	Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Starr Frohlich
Name:	Starr Frohlich
Title:	Principal Financial and Accounting Officer

Date: December 9, 2025

* The Registrant is a trust and this person is signing in their capacity as an officer of Canary Capital Group LLC, the Sponsor of the Registrant.