Form 10-K
period 2025-12-31
Canary Marinade Solana ETF
filed 2026-03-31
CIK 2041869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_____TO_____.

Commission File Number 001-42956

Canary Marinade Solana ETF

(Exact name of Registrant as specified in its Charter)

Delaware	33-6435097
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Canary Capital Group LLC
8 Cadillac Drive, Suite 300
Brentwood, Tennessee	37027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (615) 200-0788

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Canary Marinade Solana ETF Shares	SOLC	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company Emerging growth company	☒ ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $[—]

As of March 23, 2026, the Registrant had 70,000 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Canary Marinade Solana ETF (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Annual Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions (for Solana and the shares of the Trust (the “Shares”)), the Trust’s operations, Canary Capital Group LLC’s (the “Sponsor”) plans and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based on certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including:

●	the special considerations discussed in this Annual Report;
●	general economic, market and business conditions;
●	the use of technology by us and our vendors, including the custodians of the Trust, in conducting our business, including disruptions in our computer systems and data centers and our transition to, and quality of, new technology platforms;
●	changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies;
●	the costs and effects of any litigation or regulatory investigations;
●	our ability to maintain a positive reputation; and
●	other world economic and political developments.

Consequently, all the forward-looking statements made in this Annual Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the Shares. Should one or more of these risks discussed in the Annual Report or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Moreover, neither the Trust, the Sponsor, nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Investors are therefore cautioned against placing undue reliance on forward-looking statements.

PART I

Item 1. Business.

Summary

Canary Marinade Solana ETF (the “Trust”) was organized as a Delaware statutory trust on June 6, 2025. The Trust continuously issues common shares representing fractional undivided beneficial interest in and ownership of the Trust (“Shares”). The Shares of the Trust are listed on The Nasdaq Stock Market, LLC (“Nasdaq” or the “Exchange”) under the ticker symbol “SOLC.” Canary Capital Group LLC, a Delaware limited liability company, is the sponsor of the Trust (the “Sponsor”), CSC Delaware Trust Company is the trustee of the Trust (the “Trustee”), U.S. Bancorp Fund Services, LLC, doing business as U.S. Bank Global Fund Services, is the transfer agent of the Trust (in such capacity, the “Transfer Agent”) and the administrator and accounting agent of the Trust (in such capacity, the “Administrator”), Paralel Distributors LLC is the marketing agent of the Trust (the “Marketing Agent”), BitGo Trust Company, Inc. (“BitGo” or the “Custodian”) is the custodian of the Trust’s SOL (“SOL”), and U.S. Bank, N.A., an affiliate of the Transfer Agent and Administrator, is the cash custodian of the Trust (the “Cash Custodian”). The operations of the Trust are governed by the provisions of an Amended and Restated Trust Agreement, dated June 6, 2025, among the Trustee, the Sponsor, and the shareholders from time to time thereunder (the “Shareholders”), as may be amended from time to time (the “Trust Agreement”). The Trust is an exchange-traded product. The Trust sells or redeems its Shares in blocks of 10,000 Shares (a “Basket”) based on the quantity of SOL attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities).

The Trust’s inception of operation was November 17, 2025. The Trust had no operations prior to November 17, 2025, other than matters relating to its organization and the registration of the Shares under the Securities Act of 1933 (the “1933 Act”). Canary Capital Group Inc., (the “Seed Capital Investor”), an affiliate of the Sponsor, purchased the initial Basket of Shares for $250,000, at a per-Share price of $25 for these 10,000 Shares (the “Seed Basket”). Such proceeds were used by the Trust to purchase SOL at the listing of Shares on the Exchange. The Seed Capital Investor acted as a statutory underwriter in connection with the initial purchase of the Seed Basket.

The Sponsor maintains a website https://canaryetfs.com/SOLC/, through which the Trust’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), can be accessed free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

Investment Objectives and Principal Investment Strategies

Investment Objectives

The investment objective is to seek to provide exposure to the price of SOL held by the Trust, less the expenses of the Trust’s operations and other liabilities. A secondary investment objective is for the Trust to earn additional SOL through the validation of transactions in the SOL network’s (the “Solana Network”) proof-of-stake (“PoS”) process. Under normal circumstances, the Sponsor seeks to stake all of the Trust’s SOL through one or more Staking Providers except for SOL reserved by the Sponsor in its sole discretion to facilitate foreseeable redemption transactions, pay Trust expenses or otherwise protect the Trust and its assets. In consideration for any staking activity in which the Trust may engage, the Trust would receive a portion of the staking rewards generated by the Staking Provider, which may be treated as income to the Trust. In seeking to achieve its investment objectives, the Trust holds SOL and values its Shares daily as of 4:00 p.m. Eastern time (“ET”) using the same methodology used to calculate the Pricing Benchmark. All of the Trust’s SOL, including staked SOL, is held by the Custodian.

Principal Investment Strategies

In seeking to achieve its investment objectives, the Trust holds SOL and establishes its net asset value (“NAV”) on each business day by reference to the CoinDesk Solana CCIXber 60m New York Rate (“Pricing Benchmark”). The Pricing Benchmark is calculated by CoinDesk Indices (the “Benchmark Provider”) based on a 60-minute time-weighted average price of the SOL-USD CCIXber Reference Rate (the “Underlying Index”), which is an aggregation of executed trade flow of major SOL trading platforms (“Constituent Platforms”). The Benchmark Provider publishes the Pricing Benchmark.

Solana Network – Overview

SOL is a digital asset that is created and transmitted through the operations of a peer-to-peer, decentralized network of computers that operates on cryptographic protocols (the “Solana Network”). While certain entities such as Solana Labs, Inc. (“Solana Labs”) and the Solana Foundation have outsized influence over the Solana Network’s development and governance (which was particularly true during the network’s formative years), no single entity owns or operates the Solana Network, the infrastructure of which is collectively maintained by a decentralized user base. The Solana Network allows people to exchange tokens of value, called SOL, which are recorded on a public transaction ledger known as a blockchain. SOL can be used to pay for goods and services, including computational power on the Solana Network, or it can be converted to fiat currencies, such as the U.S. dollar, at rates determined on digital asset trading platforms or in individual end-user-to-end-user transactions under a barter system. Furthermore, the Solana Network was designed to allow users to write and implement smart contracts—that is, general-purpose code that executes on every computer in the network and can instruct the transmission of information and value based on a sophisticated set of logical conditions. Using smart contracts, users can create markets, store registries of debts or promises, represent the ownership of property, move funds in accordance with conditional instructions and create digital assets other than SOL on the Solana Network. Smart contract operations are executed on the Solana Blockchain in exchange for payment of SOL. Like the Ethereum network, the Solana Network is one of a number of projects intended to expand blockchain use beyond just a peer-to-peer money system.

The Solana protocol introduced the Proof-of-History (“PoH”) timestamping mechanism. PoH automatically orders on-chain transactions by creating a historical record that proves an event has occurred at a specific moment in time. PoH is intended to provide a transaction processing speed and capacity advantage over other blockchain networks like Bitcoin and Ethereum, which rely on sequential production of blocks and can lead to delays caused by validator confirmations. PoH is a new blockchain technology that is not widely used. PoH may not function as intended. For example, it may require more specialized equipment to participate in the network and fail to attract a significant number of users, or may be subject to outages or fail to function as intended. In addition, there may be flaws in the cryptography underlying PoH, including flaws that affect functionality of the Solana Network or make the network vulnerable to attack.

In addition to the PoH mechanism described above, the Solana Network uses a proof-of-stake consensus mechanism to incentivize SOL holders to validate transactions. Unlike proof-of-work, in which miners expend computational resources to compete to validate transactions and are rewarded coins in proportion to the amount of computational resources expended, in proof-of-stake, validators risk or “stake” coins to compete to be randomly selected to validate transactions and are rewarded coins in proportion to the amount of coins staked. While the Solana Network does not currently implement slashing, meaning staked SOL is not subject to automatic penalties for validator misbehavior, there is no guarantee that slashing or similar punitive mechanisms will not be implemented in the future. Proof-of-stake is viewed as more energy efficient and scalable than proof-of-work and is sometimes referred to as “virtual mining.”

The Solana protocol was first conceived by Anatoly Yakovenko in a 2017 whitepaper. Development of the Solana Network is overseen by the Solana Foundation, a Swiss non-profit organization, and Solana Labs, a Delaware corporation, which administered the original network launch and token distribution. Although Solana Labs and the Solana Foundation continue to exert significant influence over the direction of the development of Solana, the Solana Network, like the Ethereum network, is understood to be decentralized and does not require governmental authorities or financial institution intermediaries to create, transmit or determine the value of SOL.

In order to own, transfer or use SOL directly on the Solana Network (as opposed to through an intermediary, such as a custodian), a person generally must have internet access to connect to the Solana Network. SOL transactions may be made directly between end-users without the need for a third-party intermediary. To prevent the possibility of double-spending SOL, a user must notify the Solana Network of the transaction by broadcasting the transaction data to its network peers. The Solana Network provides confirmation against double-spending by memorializing every transaction in the Solana Blockchain, which is publicly accessible and transparent. This memorialization and verification against double-spending is accomplished through the Solana Network validation process, which adds “blocks” of data, including recent transaction information, to the Solana Blockchain. Unlike other blockchains that rely solely on sequential production of blocks through proof-of-work or proof-of-stake mechanisms, however, the Solana Network introduces PoH, which creates a historical record that proves an event has occurred at a specific moment in time.

Smart Contracts and Development on the Solana Network

Smart contracts are programs that run on a blockchain that can execute automatically when certain conditions are met. Smart contracts facilitate the exchange of anything representative of value, such as money, information, property, or voting rights.

Using smart contracts, users can send or receive digital assets, create markets, store registries of debts or promises, represent ownership of property or a company, move funds in accordance with conditional instructions and create new digital assets.

Development on the Solana Network involves building more complex tools on top of smart contracts, such as decentralized apps (“DApps”) and organizations that are autonomous, known as decentralized autonomous organizations (“DAOs”). For example, a company that distributes charitable donations on behalf of users could hold donated funds in smart contracts that are paid to charities only if the charity satisfies certain pre-defined conditions.

In total, as of March 2026, more than 680 DApps are currently built on the Solana Network, including DApps in the collectible non-fungible token, gaming, music streaming, and decentralized finance categories.

Additionally, the Solana Network has been used for decentralized finance (“DeFi”), or open finance platforms, which seek to democratize access to financial services, such as borrowing, lending, custody, trading, derivatives and insurance, by removing third-party intermediaries. DeFi can allow users to lend and earn interest on their digital assets, exchange one digital asset for another and create derivative digital assets such as stablecoins, which are digital assets pegged to a reserve asset such as fiat currency. As of March 2026, approximately $6.85 billion was being used as collateral on DeFi platforms.

In addition, the Solana Network and other smart contract platforms have been used for creating non-fungible tokens (“NFTs”). Unlike digital assets native to smart contract platforms which are fungible and enable the payment of fees for smart contract execution. Instead, NFTs allow for digital ownership of assets that convey certain rights to other digital or real-world assets. This new paradigm allows users to own rights to other assets through NFTs, which enable users to trade them with others on the Solana Network. For example, an NFT may convey rights to a digital asset that exists in an online game or a DApp, and users can trade their NFT in the DApp or game, and carry them to other digital experiences, creating an entirely new free-market internet-native economy that can be monetized in the physical world.

As of the date of this Annual Report, there are several planned upgrades to the Solana Network in various stages of development and implementations:

●	Alpenglow Consensus Protocol: This upgrade aims to significantly improve Solana’s finality (i.e., the time it takes for a transaction to be considered final and irreversible) as well as make the Solana Network faster and more responsive. This would potentially enable more complex and latency-sensitive applications. Alpenglow would replace the Solana Network’s current Proof of History and Tower BFT systems with newly designed systems. In September 2025, over 98% of voting stake backed the implementation and deployment is scheduled for Q1 2026.
●	Increased Network Performance: This series of upgrades (SIMD-268, SIMD-286, SIMD-296) aim to raise limits on the network to enable more expressive transactions, enable developers to build more complex decentralized applications that compose multiple protocols together, allow for more transactions per block, and reduced congestion during peak demand. Deployment is expected in Agave 4.1 in 2026.
●	SIMD-123: Block Revenue Distribution: When SOL is delegated to a validator, only rewards from inflation in the protocol are currently distributed. However, validators also earn revenue from transaction fees, priority fees and MEV (maximal extractable value) when they produce blocks. SIMD-123 enables validators to share this block revenue with their delegators automatically through the protocol. Deployment is expected in Agave 4.1 in 2026.

Overview of the Solana Network’s Operations

In order to own, transfer or use SOL directly on the Solana Network on a peer-to-peer basis (as opposed to through an intermediary, such as a custodian or centralized exchange), a person generally must have internet access to connect to the Solana Network. SOL transactions may be made directly between end-users without the need for a third-party intermediary. To prevent the possibility of double-spending SOL, a user must notify the Solana Network of the transaction by broadcasting the transaction data to its network peers. The Solana Network provides confirmation against double-spending by memorializing every peer-to-peer transaction in the Solana blockchain, which is publicly accessible and transparent. This memorialization and verification against double-spending of peer-to-peer transactions is accomplished through the Solana Network validation process, which adds “blocks” of data, including recent transaction information, to the Solana blockchain. Unlike other blockchains that rely solely on sequential production of blocks through proof-of-work or proof-of-stake mechanisms, the Solana Network introduces proof-of-history, which creates a historical record that proves an event has occurred at a specific moment in time.

Market Participants

Validators

Validators range from Solana enthusiasts to professional operations that design and build dedicated machines and data centers, including “clusters,” which are groups of validators that act cohesively and combine their processing to confirm transactions. When a validator confirms a transaction, the validator and any associated stakers receive a fee.

Staking rewards on the Solana network are determined by the protocol and are distributed to validators and their associated stakers based on the proportion of stake they have delegated to a validator relative to the total active stake in the network. The rewards are funded by inflationary issuance of new tokens and transaction fees collected on the network. The specific amount each validator and staker receives depends on their share of the total stake, the validator’s uptime and performance, and the overall network conditions.

The historical range of staking rewards on the Solana network has varied due to differing levels of network congestion and protocol parameters. During periods of low congestion, rewards have generally been higher, as validators are able to process more transactions efficiently and the network can distribute more rewards. Conversely, during periods of high congestion, rewards may decrease due to reduced transaction throughput and increased competition among validators. The actual annualized reward rate has fluctuated over time, reflecting changes in network activity, inflation rates, and protocol adjustments.

Staking rewards on Solana are distributed at regular intervals, typically once per epoch. An epoch on Solana lasts approximately two to three days, after which rewards are calculated and distributed to validators and their stakers. This regular reward frequency ensures that participants receive their share of rewards in a timely manner, reflecting their contribution to network security and transaction validation.

During the course of ordering transactions and validating blocks, validators may be able to prioritize certain transactions in return for increased transaction fees, an incentive system known as “Maximal Extractable Value” or MEV. For example, in blockchain networks that facilitate DeFi protocols in particular, such as the Ethereum Network, users may attempt to gain an advantage over other users by offering greater transaction fees. Validators less commonly capture MEV in the Solana Network because, unlike the Ethereum Network, it does not publicly expose transactions before they are accepted by a validator. However, some efforts are underway to help Solana Validators consistently capture MEV.

Investment and Speculative Sector

This sector includes the investment and trading activities of both private and professional investors and speculators. Historically, larger financial services institutions are publicly reported to have limited involvement in investment and trading in digital assets, although the participation landscape is beginning to change. Currently, there is relatively limited use of digital assets in the retail and commercial marketplace in comparison to relatively extensive use by speculators, and a significant portion of demand for digital assets is generated by speculators and investors seeking to profit from the short- or long-term holding of digital assets.

The Solana Network also supports a growing ecosystem of decentralized applications, including DeFi platforms and non-fungible tokens. Furthermore, SOL investors have sought to earn staking rewards by validating transactions on the Solana Network. Such applications and activities require the participants to first acquire SOL as the means of transacting with these applications or rewarding such participants engaged in staking.

Retail Sector

The retail sector includes users transacting in direct peer-to-peer SOL transactions through the direct sending of SOL over the Solana Network. The retail sector also includes transactions in which consumers purchase goods and services from commercial or service businesses through direct transactions or third-party service providers, although the use of SOL as a means of payment is still developing and has not yet been accepted in the same manner as Bitcoin or Ethereum due to its infancy and because SOL has a different purpose than Bitcoin and Ethereum.

Service Sector

This sector includes companies that provide a variety of services including the buying, selling, payment processing and storing of SOL. As SOL continues to grow in acceptance, it is anticipated that service providers will expand the currently available range of services and that additional parties will enter the service sector for SOL.

Solana Protocol Development and Modifications

Historically the Solana Network’s development has been overseen by Solana Labs, the Solana Foundation and other core developers.

The Solana Foundation and core developers are able to access and alter the Solana Network source code and, as a result, they are responsible for quasi-official releases of updates and other changes to the Solana Network’s source code.

For example, in March 2020, the Solana Network launched the Mainnet Beta version of the Solana Network, one month after launching the testnet, Tour de SOL. Solana Labs led the development of these reference implementations.

The release of updates to the Solana Network’s source code does not guarantee that the updates will be automatically adopted. Users and nodes must accept any changes made to the Solana source code by downloading the proposed modification of the Solana Network’s source code. A modification of the Solana Network’s source code is only effective with respect to the Solana users that download it. If a modification is accepted only by a percentage of users and validators, a division in the Solana Network will occur such that one network will run the pre-modification source code and the other network will run the modified source code. Such a division is known as a “fork.” See “Risk Factors—Risk Factors Related to Digital Assets— A Temporary Or Permanent “Fork” or a “Clone” Of The Solana Blockchain Could Adversely Affect The Value Of The Shares.”. Consequently, as a practical matter, a modification to the source code becomes part of the Solana Network only if accepted by participants collectively having a majority of the processing power on the Solana Network.

Core development of the Solana source code has increasingly focused on modifications of the Solana Network protocol to increase speed and scalability and also allow for financial and non-financial next generation uses. The Trust’s activities are not directly related to such projects, though such projects may utilize SOL as tokens for the facilitation of their non-financial uses, thereby potentially increasing demand for SOL and the utility of the Solana Network as a whole. Conversely, projects that operate and are built within the Solana Blockchain may increase the data flow on the Solana Network and could either “bloat” the size of the Solana Blockchain or slow confirmation times.

Forms of Attack Against the Solana Network

All networked systems are vulnerable to various kinds of attacks. As with any computer network, the Solana Network contains certain flaws. For example, the Solana Network is currently vulnerable to a “51% attack” (though the numerical thresholds vary in proof-of-stake) where, if a party or group were to gain control of more than the relevant threshold of the staked SOL, a malicious actor would be able to gain full control of the network and the ability to manipulate the Solana Blockchain. As of March 2026, the three largest staking platforms, Helius, Figment, and Jupiter, collectively controlled approximately 9.6% of the SOL staked on the Solana Network. These platforms operate across multiple validator nodes and use delegation strategies that concentrate staking influence. Based on publicly available data, Helius accounts for approximately 3.45%, Figment for approximately 3.10%, and Jupiter for approximately 3.08% of the total staked SOL. The concentration of stake among these platforms may increase the risk of centralization and validator collusion, particularly if governance over delegation strategies is limited or coordinated among a small number of decision-makers.

In addition, many digital asset networks have been subjected to a number of denial of service attacks, which has led to temporary delays in block creation and in the transfer of SOL.

For example, on September 14, 2021, the Solana Network experienced a significant disruption, later attributed to a type of denial of service attack, and was offline for 17 hours, only returning to full functionality 24 hours later. While persons associated with Solana Labs and/or the Solana Foundation are understood to have played a key role in bringing the network back online, the broader community also played a key role, as Solana validators coordinated to upgrade and restart the network. Any similar attacks on the Solana Network that impact the ability to transfer SOL could have a material adverse effect on the price of SOL and the value of the Shares.

Summary of a SOL Transaction

Prior to engaging in SOL transactions directly on the Solana Network, a user generally must first install on a computer or mobile device a Solana Network software program that will allow the user to generate a private and public key pair associated with a SOL address. The Solana Network software program and the SOL address also enable the user to connect to the Solana Network and transfer SOL to, and receive SOL from, other users.

Each Solana Network address, or wallet, is associated with a unique “public key” and “private key” pair. To receive SOL, the SOL recipient must provide its public key to the party initiating the transfer. This activity is analogous to a recipient for a transaction in U.S. dollars providing a routing address in wire instructions to the payor so that cash may be wired to the recipient’s account. The payor approves the transfer to the address provided by the recipient by “signing” a transaction that consists of the recipient’s public key with the private key of the address from where the payor is transferring the SOL. The recipient, however, does not make public or provide to the sender its related private key.

Neither the recipient nor the sender reveal their private keys in a transaction, because the private key authorizes transfer of the funds in that address to other users. Therefore, if a user loses the private key, the user may permanently lose access to the SOL contained in the associated address. Likewise, SOL is irretrievably lost if the private key associated with them is deleted and no backup has been made.

When sending SOL, a user’s Solana Network software program must validate the transaction with the associated private key. In addition, since every computation on the Solana Network requires processing power, there is a transaction fee involved with the transfer that is paid by the payor the resulting digitally validated transaction is sent by the user’s Solana Network software program to the Solana Network validators to allow transaction confirmation.

Solana Network validators record and confirm transactions when they validate and add blocks of information to the Solana Blockchain. When a validator is selected to validate a block, it creates that block, which includes data relating to (i) the verification of newly submitted and accepted transactions and (ii) a reference to the prior block in the Solana Blockchain to which the new block is being added. The validator becomes aware of outstanding, unrecorded transactions through the data packet transmission and distribution discussed above.

Upon the addition of a block of SOL transactions, the Solana Network software program of both the spending party and the receiving party will show confirmation of the transaction on the Solana Blockchain and reflect an adjustment to the SOL balance in each party’s Solana Network public key, completing the SOL transaction. Once a transaction is confirmed on the Solana Blockchain, it is irreversible.

Some SOL transactions are conducted “off-blockchain” and are therefore not recorded in the Solana Blockchain. These “off-blockchain transactions” involve the transfer of control over, or ownership of, a specific digital wallet holding SOL or the reallocation of ownership of certain SOL in a pooled-ownership digital wallet, such as a digital wallet owned by a digital asset trading platform. In contrast to on-blockchain transactions, which are publicly recorded on the Solana Blockchain, information and data regarding off-blockchain transactions are generally not publicly available. Therefore, off-blockchain transactions are not truly SOL transactions in that they do not involve the transfer of transaction data on the Solana Network and do not reflect a movement of SOL between addresses recorded in the Solana Blockchain. For these reasons, off-blockchain transactions are subject to risks as any such transfer of SOL ownership is not protected by the protocol behind the Solana Network or recorded in, and validated through, the blockchain mechanism.

Creation of New SOL

Initial Creation of SOL

Unlike other digital assets such as Bitcoin, which are solely created through a progressive mining process, 500 million SOL were created in connection with the launch of the Solana Network. The initial 500 million SOL were distributed as follows:

Investors: 189 million SOL, or 37.8% of the supply, was sold in private sales to venture capital and other investors conducted between 2018 to 2021.

Solana Foundation: 52 million SOL, or 10.4% of the supply, was distributed to the Solana Foundation for operational costs incurred in the development of the Solana Network.

Solana Labs, Inc.: 64 million SOL, or 12.8% of the supply, was retained by Solana Labs to be used, at least in part, to compensate the employees of Solana Labs.

Community: 195 million SOL, or 39.0% of the supply, was distributed to the Solana Foundation to be deployed as bounties, incentive programs, marketing and grants.

Following the launch of the Solana Network, SOL supply increases through a progressive minting process.

Proof-of-Stake Process

Unlike proof-of-work, in which validators expend computational resources to compete to validate transactions and are rewarded coins in proportion to the amount of computational resources expended, in proof-of-stake, validators risk or “stake” coins to compete to be randomly selected to validate transactions and are rewarded coins in proportion to the amount of coins staked. While the Solana Network does not currently implement slashing, meaning staked SOL is not subject to automatic penalties for validator misbehavior, there is no guarantee that slashing or similar punitive mechanisms will not be implemented in the future. Proof-of-stake is believed by some to be more energy efficient and scalable than proof-of-work. Every 12 seconds, approximately, a new block is added to the Solana Blockchain with the latest transactions processed by the network, and the validator that generated this block is awarded SOL.

Proof-of-History Process

The Solana protocol introduced the proof-of-history, which is a timestamping mechanism that automatically orders on-chain transactions by creating a historical record that proves an event has occurred at a specific moment in time. Proof-of-history is intended to provide a transaction processing speed and capacity advantage over other blockchain networks like Bitcoin and Ethereum, which rely on sequential production of blocks and can lead to delays caused by validator confirmations. Proof-of-history is a new blockchain technology that is not widely used. Proof-of-history may not function as intended. For example, it may require more specialized equipment to participate in the network and fail to attract a significant number of users, or may be subject to outages or fail to function as intended. In addition, there may be flaws in the cryptography underlying proof-of-history, including flaws that affect functionality of the Solana Network or make the network vulnerable to attack.

Staking

Under normal circumstances, the Sponsor seeks to stake all of the Trust’s SOL through one or more staking providers (each, a “Staking Provider”) except for SOL reserved by the Sponsor in its sole discretion to facilitate foreseeable redemption transactions, pay Trust expenses or otherwise protect the Trust and its assets. The Staking Provider utilizes the hardware, software and services necessary to enable the establishment of validator nodes and stake the Trust’s SOL on the Solana Network. As a result of any staking activity in which the Trust may engage, the Trust expects to receive certain staking rewards of SOL, which may be treated for federal income tax purposes as income to the Trust’s Shareholders. The Trust itself does not engage in staking activities, including operation of a validator node. Instead, the staking program is operated through the Trust’s service providers, including the Custodian and Staking Provider. The Staking Provider exercises no discretion as to the amount the Trust’s SOL to be staked or timing of the staking activities (other than as is incidental in establishing or deactivating validator nodes). The Custodian maintains exclusive possession and control of the private keys associated with any staked SOL at all times. Staking activity comes with a risk of loss of SOL, including in the form of “slashing” penalties. Additionally, as part of the “activating” and “exiting” processes of SOL staking, any staked SOL is inaccessible for a period of time determined by a range of factors, resulting in certain liquidity risks that the Sponsor manages.

Staking rewards generated by the Trust’s staking program are subject to fees shared among the Staking Provider and its network of validators. The amounts owed or paid to the Staking Provider and its network of validators are collectively referred to as the “Staking Fees.” The Staking Fees reduce the amount of SOL rewards that are generated from the Trust’s staking program that are received by the Trust. The remainder of the staking rewards are deployed into the staking program, transferred out or sold in connection with the redemption of Baskets, or transferred or sold by the Sponsor to pay fees due to the Sponsor or Trust expenses and liabilities not assumed by the Sponsor. The Sponsor is not entitled to any Staking Fees and does not receive any additional compensation for administering the Trust’s staking program. Except for SOL reserved by the Sponsor in its sole discretion to facilitate foreseeable redemption transactions, pay Trust expenses or otherwise protect the Trust and its assets, all staking rewards are restaked pursuant to the Trust’s staking program.

Limits on SOL Supply

The rate at which new SOL supply has been minted and put into circulation has varied since network launch. Additionally, the Solana protocol reduces the SOL supply by eliminating 50% of transaction fees paid to the network. As a result, net changes in SOL supply are expected to vary in the future.

At network launch, the SOL circulating supply was 8 million SOL. Between network launch and December 31, 2023, the circulating supply of SOL increased by roughly 7,770% to approximately 621.6 million SOL.

In February 2021, the SOL supply inflation rate was changed from 0.1% to a new initial inflation rate of 8%. The 8% initial inflation rate is scheduled to decline in 15% increments until a long-term inflation rate of 1.5% is reached. As of March 2, 2026, the SOL supply issuance rate was approximately 3.984% on an annual basis before any offsets for eliminated transaction fees.

SOL Market and SOL Exchanges

SOL can be transferred in direct peer-to-peer transactions through the direct sending of SOL over the Solana Blockchain from one SOL address to another. Among end-users, SOL can be used to pay other members of the Solana Network for goods and services under what resembles a barter system. Consumers can also pay merchants and other commercial businesses for goods or services through direct peer-to-peer transactions on the Solana Blockchain or through third-party service providers.

In addition to using SOL to engage in transactions, investors may purchase and sell SOL to speculate as to the value of SOL in the SOL market, or as a long-term investment to diversify their portfolio. The value of SOL within the market is determined, in part, by the supply of and demand for SOL in the global SOL market, market expectations for the adoption of SOL as a store of value, the number of merchants that accept SOL as a form of payment, and the volume of peer-to-peer transactions, among other factors.

SOL spot markets provide investors with a website that permits investors to open accounts with the spot market and then purchase and sell SOL. Prices for trades on SOL spot markets are typically reported publicly. An investor opening a trading account must deposit an accepted government-issued currency into their account with the spot market, or a previously acquired digital asset, before they can purchase or sell assets on the spot market. The process of establishing an account with a SOL spot market and trading SOL is different from, and should not be confused with, the process of users sending SOL from one SOL address to another SOL address on the Solana Blockchain. This latter process is an activity that occurs on the Solana Network, while the former is an activity that occurs entirely on the private website operated by the spot market. The spot market typically records the investor’s ownership of SOL in its internal books and records, rather than on the Solana Blockchain. The spot market ordinarily does not transfer SOL to the investor on the Solana Blockchain unless the investor makes a request to the spot market to withdraw the SOL in their exchange account to an off-exchange SOL wallet.

Outside of spot markets, SOL can be traded OTC in transactions that are not publicly reported. The OTC market is largely institutional in nature, and OTC market participants generally consist of institutional entities, such as firms that offer two-sided liquidity for SOL, investment managers, proprietary trading firms, high-net-worth individuals that trade SOL on a proprietary basis, entities with sizeable SOL holdings, and family offices. The OTC market provides a relatively flexible market in terms of quotes, price, quantity, and other factors, although it tends to involve large blocks of SOL. The OTC market has no formal structure and no open-outcry meeting place. Parties engaging in OTC transactions agree upon a price—often via phone or email—and then one of the two parties then initiates the transaction. For example, a seller of SOL could initiate the transaction by sending the SOL to the buyer’s SOL address. The buyer would then wire U.S. dollars to the seller’s bank account. OTC trades are sometimes hedged and eventually settled with concomitant trades on SOL spot markets. In addition to spot and OTC markets, SOL futures contracts are offered by certain digital asset derivatives platforms, allowing investors to speculate on the future price of SOL or hedge existing exposures. These contracts may be cash-settled or physically settled and are typically traded on regulated or registered trading venues outside of the Solana Blockchain. SOL futures markets may influence spot market prices and contribute to overall price discovery, though trading volumes and liquidity vary across platforms.

Financial firms that are authorized to purchase or redeem Shares with the Trust (known as “Authorized Participants”)deliver, or facilitate the delivery of, SOL or cash to the Trust’s account with the Custodian in exchange for Shares of the Trust, and the Trust, through the Custodian, delivers SOL or cash when Authorized Participants redeem Shares of the Trust.

Competition

Thousands of digital assets, as tracked by CoinMarketCap.com as of February 2026, have been developed since the inception of Bitcoin, which is currently the most developed digital asset because of the length of time it has been in existence, the investment in the infrastructure that supports it, and the network of individuals and entities that are using Bitcoin in transactions. While SOL has enjoyed some success in its limited history, the aggregate value of outstanding SOL is smaller than that of bitcoin and may be eclipsed by the more rapid development of other digital assets.

Regulation of Solana and Government Oversight

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, CFTC, FINRA, the Consumer Financial Protection Bureau, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Federal Reserve and state financial institution and securities regulators) have been examining the operations of digital asset networks, digital asset users and the digital asset exchange markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises and the safety and soundness of exchanges or other service providers that hold or custody digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors.

On January 21, 2025, the SEC’s acting Chairman Mark T. Uyeda announced the SEC Crypto Task Force. The task force has an objective of developing a comprehensive and clear regulatory framework for crypto assets. Following the task force announcement, on January 23, 2025, President Trump’s Executive Order, titled “Strengthening American Leadership in Digital Financial Technology,” aimed to reorient the federal government’s approach to digital assets. The Executive Order emphasized the importance of the digital asset industry in innovation and economic development, and outlined policies to support the growth and use of digital assets, blockchain technology and related technologies. President Trump’s Executive Order also revoked former President Biden’s March 9, 2022 Executive Order, titled, “Responsible Development of Digital Assets” and the U.S. Department of Treasury’s July 7, 2022 “Framework for International Engagement of Digital Assets” and all policies, directives and guidance issued pursuant to those items produced by the previous administration.It is currently unknown how the actions or recommendations of the task force and this Executive Order or future governmental actions may impact the status of SOL or any other digital asset as a “security” or how SOL or the Trust would be treated under any new or revised regulatory framework.

In addition, the previous chair of the SEC has stated that the SEC has authority under existing laws to regulate the digital asset sector, and the SEC, U.S. state securities regulators and several foreign governments have issued warnings and instituted legal proceedings in which they argue that certain digital assets may be classified as securities and that both those digital assets and any related initial coin offerings are subject to securities regulations. The outcomes of these proceedings, as well as ongoing and future regulatory actions may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Trust to continue to operate. Additionally, U.S. state and federal as well as foreign regulators and legislatures have taken action against virtual currency businesses or enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from virtual currency activity.

In May 2025, the staff of the Division of Trading and Markets of the SEC released guidance in the form of frequently asked questions relating to crypto asset activities. The SEC staff’s guidance addressed several key points for broker-dealers acting as Authorized Participants. According to the guidance, broker-dealers may custody non-security crypto assets and may treat crypto asset securities as being held at a permissible “control location” under Exchange Act Rule 15c3-3(c). The guidance also clarified that broker-dealers may conduct non-security crypto asset businesses, including facilitating transactions in crypto asset securities that settle in crypto rather than cash. In addition, broker-dealers may hold crypto assets as proprietary positions for net capital purposes, subject to applicable haircuts and other limitations. Furthermore, the SEC staff indicated that broker-dealers may engage in in-kind creations and redemptions for spot crypto exchange-traded products. However, this guidance is non-binding, and may be modified, superseded, or withdrawn at any time without notice, as emphasized in the guidance. Additionally, there is no guarantee that Authorized Participants will actually transact in-kind at all despite this guidance.

The SEC has also recently proposed amendments to the custody rules under Rule 206(4)-2 of the Investment Advisers Act. The proposed rule changes would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6) and expand the current custody rule under Rule 206(4)-2 to cover digital assets and related advisory activities. If enacted as proposed, these rules would likely impose additional regulatory requirements with respect to the custody and storage of digital assets and could lead to additional regulatory oversight of the digital asset ecosystem more broadly.

Various foreign jurisdictions have, and may continue to, in the near future, adopt laws, regulations or directives that affect a digital asset network, the Digital Asset Markets, and their users, particularly digital asset trading platforms and service providers that fall within such jurisdictions’ regulatory scope. For example:

●	China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. China has banned initial coin offerings and there have been reports that Chinese regulators have taken action to shut down a number of China-based digital asset trading platforms.

●	South Korea determined to amend its Financial Information Act in March 2020 to require virtual asset service providers to register and comply with its Anti-Money Laundering (“AML”) and counter-terrorism funding framework. These measures also provide the government with the authority to close digital asset trading platforms that do not comply with specified processes. South Korea has also banned initial coin offerings.

●	The Reserve Bank of India in April 2018 banned the entities it regulates from providing services to any individuals or business entities dealing with or settling digital assets. In March 2020, this ban was overturned in the Indian Supreme Court, although the Reserve Bank of India is currently challenging this ruling.

●	The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange-traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new law, the Financial Services and Markets Act 2023 (“FSMA”), received royal assent in June 2023. The FSMA brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets.

●	The Parliament of the European Union approved the text of the Markets in Crypto-Assets Regulation (“MiCA”) in April 2023, establishing a regulatory framework for digital asset services across the European Union. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. MiCA was formally approved by the European Union’s member states in 2023 and came into effect in December 2024.

There remains significant uncertainty regarding foreign governments’ future actions with respect to the regulation of digital assets and digital asset trading platforms. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of SOL by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the Solana ecosystem in the United States and globally, or otherwise negatively affect the value of SOL held by the Trust. The effect of any future regulatory change on the Trust or the SOL held by the Trust is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares.

Custody of the Trust’s Assets

SOL Custody Generally

The Trust’s Custodians keep custody of the Trust’s SOL. The Trust’s SOL is held in segregated accounts opened in the name of the Trust on the Custodians’ books and records.

Custody of SOL typically involves the generation, storage and utilization of private keys. These private keys are used to effect transfer transactions (i.e., transfers of SOL from an address associated with the private key to another address). Cold storage is a safeguarding method with multiple layers of protections and protocols, by which the private key(s) corresponding to the Trust’s SOL is(are) generated and stored in an offline manner. Private keys are generated in offline computers that are not connected to the Internet so that they are resistant to hacking. Cold storage of private keys may involve keeping such keys on a non-networked computer or electronic device or storing the private keys on a storage device or printed medium and deleting the keys from all computers. A limited number of employees at the Custodians are involved in private key management operations, and the Custodians have represented that no single individual has access to full private keys. While the Custodians generally keep a substantial portion of the Trust’s SOL in cold storage on an ongoing basis, from time to time, a portion of the Trust’s SOL is held in a hot wallet outside of cold storage temporarily as part of trade facilitation in connection with creations and redemptions of Baskets or to sell SOL to pay Trust expenses.

The Custodians may receive deposits of SOL but may not send SOL without the use of the corresponding private keys. In order to send SOL when the private keys are kept in cold storage, unsigned transactions must be physically transferred to the offline cold storage facility and signed using a software/hardware utility with the corresponding offline keys. At that point, a Custodian can upload the fully signed transaction to an online network and transfer the SOL. Because the Custodians may need to retrieve private keys from offline storage prior to initiating transactions, the initiation or crediting of withdrawals or other transactions may be delayed.

The Sponsor allocates the Trust’s SOL between segregated accounts at each Custodian. In determining the amount and percentage of the Trust’s SOL to allocate to each Custodian, the Sponsor considers: (i) the concentration of the Trust’s SOL at each Custodian; (ii) the Sponsor’s assessment of the safety and security policies and procedures of each Custodian; (iii) the insurance policies of each Custodian; (iv) the fees and expenses associated with the storage of the Trust’s SOL at each Custodian; (v) the fees and expenses associated with the transfer to or from the account at each Custodian; and (vi) any other factor the Sponsor deems relevant in making the allocation determination. The Sponsor does not intend to disclose the amount or percentage of the Trust’s SOL held at either Custodian, and the Sponsor may change the allocation between the Custodians at any time and without notice to Shareholders. The fees and expenses associated with the transfer of SOL between the accounts at each Custodian will be borne by the Sponsor, not the Trust or the Shareholders. Any transfer of SOL between the accounts at each Custodian will occur “on-chain” over the Solana Network. On-chain transactions are subject to all of the risks of the Solana Network, including the risk that transactions will be made erroneously and are generally irreversible.

The Trust may engage third-party custodians or vendors besides the Custodians and Cash Custodian to provide custody and security services for all or a portion of its SOL and/or cash, and the Sponsor will pay the custody fees and any other expenses associated with any such third-party custodian or vendor. The Sponsor is responsible for overseeing the Custodians and the Trust’s other service providers. The Sponsor may, in its sole discretion, add or terminate Custodians at any time. The Sponsor may, in its sole discretion, change the custodians for the Trust’s SOL holdings, but has no obligation whatsoever to do so or to seek any particular terms for the Trust from other such custodians. However, the Sponsor will only enter into SOL custody arrangements with custodians that meet the Sponsor’s criteria, including an agreement to maintain Trust assets in a segregated account, to maintain insurance and to store the Trust’s private keys in cold storage or in such other manner as the Sponsor determines provides reasonable protection for the Trust’s assets from loss or theft. The Trust may hold cash and cash equivalents on a temporary basis to pay expenses or facilitate creation and redemption transactions. The Trust has entered into a cash custody agreement with the Cash Custodian under which the Cash Custodian acts as custodian of the Trust’s cash.

Custody with the Coinbase Custodian

SOL custodied by the Coinbase Custodian maintained in cold storage is not commingled with assets of Coinbase Custodian or its respective affiliates or with assets of other customers of the Coinbase Custodian. The Coinbase Custodian has also agreed in the Coinbase Custodial Services Agreement that it will not, directly or indirectly, lend, pledge, hypothecate or rehypothecate any of the Trust’s SOL, and that the Trust’s SOL assets are not treated as general assets of the Coinbase Custodian but are instead considered custodial assets that remain the Trust’s property. Additionally, the Coinbase Custodian has agreed to provide the Trust or its authorized independent public accountant with confirmation of or access to information sufficient to confirm the SOL held by the Coinbase Custodian for the Trust and that the Trust’s SOL is held in a separate, segregated account under the Trust’s name.

The Coinbase Custodian’s internal audit team performs periodic internal audits over custody operations, and the Coinbase Custodian has represented that Systems and Organizational Control (“SOC”) attestations covering private key management controls are also performed on the Coinbase Custodian by an external provider.

The Coinbase Custodian’s parent, Coinbase Global, Inc. (“Coinbase Global”) maintains a commercial crime insurance policy in an amount up to $320 million, which is intended to cover the loss of client assets held by Coinbase Global and all of its subsidiaries, including the Coinbase Custodian (collectively, Coinbase Global and its subsidiaries are referred to as the “Coinbase Insureds”), including from employee collusion or fraud, physical loss including theft, damage of key material, security breach or hack, and fraudulent transfer. The insurance maintained by the Coinbase Insureds is shared among all of Coinbase Global’s customers, is not specific to the Trust or to customers holding SOL with the Coinbase Custodian and may not be available or sufficient to protect the Trust from all possible losses or sources of losses.

In the event of a fork of the SOL blockchain, the Coinbase Custodian may, in its sole discretion, determine whether or not to support (or cease supporting) either branch of the SOL blockchain entirely, provided that they shall use commercially reasonable efforts to avoid ceasing to support both branches of such forked protocol and will support, at a minimum, the original digital asset. Provided that the Coinbase Custodian shall make commercially reasonable efforts to assist the Trust and take the necessary steps to enable the Trust to retrieve and/or obtain any assets related to a fork, airdrop or similar event, the Coinbase Custodian shall not have any liability, obligation or responsibility whatsoever arising out of or relating to the operation of an unsupported branch of the SOL blockchain in the event of a fork. The Coinbase Custodian does not have any responsibility to support airdrops. The Trust Agreement provides, and the Sponsor has communicated to the Custodians, that the Trust disclaims all rights to Incidental Rights (“IR”) and IR Virtual Currencies.

Under the Coinbase Custodial Services Agreement, the Coinbase Custodian’s liability is subject to the following limitations, among others: (i) other than with respect to claims and losses arising from fraud or willful misconduct, among others, the Coinbase Custodian’s aggregate liability under the Coinbase Custodial Services Agreement shall not exceed the greater of (A) the aggregate fees paid by the Trust to the Coinbase Custodian in the 12 months prior to the event giving rise to the Coinbase Custodian’s liability, and (B) the value of the affected SOL giving rise to the Coinbase Custodian’s liability; (ii) the Coinbase Custodian’s aggregate liability in respect of each cold storage address shall not exceed $100 million; and (iii) in respect of any incidental, indirect, special, punitive, consequential or similar losses, the Coinbase Custodian is not liable, even if the Coinbase Custodian has been advised of or knew or should have known of the possibility thereof. The Coinbase Custodian is not liable for delays, suspension of operations, failure in performance, or interruption of service to the extent it is directly due to a cause or condition beyond the reasonable control of the Coinbase Custodian.

Custody with BitGo

BitGo is also authorized to safeguard the Trust’s SOL holdings allocated to it by the Sponsor. BitGo maintains one or more custody accounts on its books, pursuant to the terms of the BitGo Custodial Services Agreement, for the receipt, safekeeping, and maintenance of SOL.

As a regulated custodian, BitGo is subject to a detailed statutory and regulatory framework, including holding customer assets in segregated client accounts on behalf of customers. 100% of Trust assets and private keys safekept by BitGo will be held in cold storage in segregated accounts and are never commingled with BitGo or other client assets. BitGo applies industry standards, such as CryptoCurrency Security Standard (CCSS) and SOC1 and SOC2, while also working with the most trusted brands in the industry and offering clients comprehensive insurance solutions.

The BitGo ecosystem and architecture for private key management include the BitGo Platform, hardware security modules(“HSMs”) and modular services. The BitGo cold custody solution is built on BitGo’s security to manage keys on behalf of customers. BitGo only signs transactions that have been authorized by the Sponsor and follow the policies set by the account administrators.

The primary keys and backup keys are created offline using an Offline Vault Console (“OVC”) on air gapped laptops during a secure ceremony to create hardened cryptographic seeds that power the BitGo Platform. This is to ensure only machines which have no access to the internet are able to securely see private key material.

Undisclosed personnel at BitGo hold so-called sharded keys. When they are reconstituted, they are able to sign a transaction which moves funds in the public blockchain. To mitigate collusion, the individuals who have the sharded keys are different from those who have access to the vaults where the signings happen.

The private key is reconstituted in the OVC, but only in internal memory. At no point is it displayed or shown to any user. After signing is done, the key is no longer available in memory. The OVC is run in a read-only disk, so once the laptop is powered off, there is no non-volatile storage of any kind to write back to disk. The OVC operates using a RAM disk, where it simulates a real hard disk, but it is completely ephemeral and is wiped as soon as the machine is power cycled or rebooted, thus wiping the reconstituted private key and preventing it from being copied or compromised.

BitGo is a South Dakota trust company and the private keys are strategically distributed across various geographic locations within the United States. In order to enhance security measures, BitGo refrains from disclosing the exact locations of these keys.

At time of wallet creation, BitGo creates a unique key pair within its HSM in order to give each client a unique wallet on-chain. These online keys are wrapped by the BitGo HSM and stored within BitGo’s data vault for the BitGo Platform keys used to sign transactions.

As all custody wallets are segregated, the existence of SOL held by the Trust can be verified on-chain by the Sponsor or any other authorized party.

BitGo cold wallets are supported by a $250 million insurance policy issued by Lloyd’s of London. The specifics of the policy include Cyber Insurance, E&O and General specie. Any copying and theft of private keys, insider theft or dishonest acts by BitGo employees or executives, and loss of keys directly related to BitGo’s custody of keys would be covered by this amount at a minimum. This insurance policy is shared among all of BitGo’s clients and is not specific to the Trust or to customers holding SOL and may not be available or sufficient to protect the Trust from all possible losses or sources of losses. The Sponsor may purchase additional insurance coverage through BitGo’s underwriter, though the Sponsor has not purchased such additional insurance coverage as of the date of this Annual Report. BitGo is not FDIC-insured. BitGo has established a business continuity plan that will support its ability to conduct business in the event of a significant business disruption. This plan is reviewed and updated annually, and can be updated more frequently, if deemed necessary, by BitGo in its sole discretion. Should BitGo be impacted by a significant business disruption, BitGo aims to minimize business interruption as quickly and efficiently as possible.

BitGo’s fork policy is that, in the event of an upcoming modification to the Solana Network that could result in a digital asset network fork or airdrop, BitGo will use best commercial efforts to provide the value of the forked digital asset. BitGo may not support airdrops, side chains, or other derivative, enhanced, or forked protocols, tokens, or coins which supplement or interact with an asset supported by BitGo and assumes absolutely no responsibility in respect to new protocols. The Trust Agreement provides, and the Sponsor has communicated to the Custodians, that the Trust disclaims all rights to Incidental Rights and IR Virtual Currencies.

The BitGo Custodial Services Agreement commenced on the effective date, as detailed in the agreement, and will continue for one (1) year, unless earlier terminated in accordance with the terms of the BitGo Custodial Services Agreement. After the initial term, the BitGo Custodial Services Agreement will automatically renew for successive renewal terms, as established in the agreement, unless either party notifies the other of its intention not to renew with prior notice. BitGo may terminate the BitGo Custodial Services Agreement immediately if BitGo perceives a risk of legal or regulatory non-compliance associated with the Trust’s custodial account activity, among other reasons. The Sponsor may terminate the BitGo Custodial Services Agreement at any time upon providing at least thirty (30) days’ written notice to BitGo, paying outstanding amounts and an early termination fee.

Forks and Airdrops

In the event of a fork, the Custodial Services Agreements provide that the Custodians may evaluate the consequences of a fork and determine which chain resulting from the fork it will support as an eligible asset for its customers including the Trust. The Custodians will determine in their sole discretion whether to support and make available to clients assets resulting from forks or airdrops. In the event that the Trust may have a right to claim assets resulting from a fork or airdrop, the Custodians will seek approval from the Trust before claiming such assets on behalf of the Trust and making an entry of ownership on the Custodians’ books and records for the Trust’s account with the Custodians. The Sponsor will disclaim such assets except as described herein. The Sponsor has not communicated any anticipatory disclaimer to the Custodians regarding forked or airdropped assets and will disclaim or claim them on a case-by-case basis.

Custody of the Trust’s Cash

The Trust generally does not intend to hold cash or cash equivalents except for cash received from financial firms that are authorized to purchase or redeem Shares with the Trust (known as “Authorized Participants”) in connection with a creation transaction or cash held by the Trust pending distribution to Authorized Participants in a redemption transaction or payment of Trust expenses. The Trust has entered into a Cash Custody Agreement with the Cash Custodian under which the Cash Custodian acts as custodian of the Trust’s cash.

Key Generation

Private keys are generated by the Custodian in key generation ceremonies at secure locations using offline devices that have never been connected to a network. Private keys are generated according to detailed procedures using specialized offline devices and within these secure facilities to mitigate risk of hacks, errors, or other unintended external exposure. Key ceremony processes are highly controlled, require segregation of duties across multiple parties and are reviewed and witnessed by designated oversight personnel. Thorough validations and signoffs are performed to verify the integrity and security of key generation ceremonies.

Key Storage

The Custodian holds a majority of SOL in cold storage and is responsible for managing the allocation of SOL between cold and hot storage for the segregated wallets. Private keys for both hot and cold storage are stored on secure devices. While cold storage requires keys to be held in an offline manner, hot storage requires private keys to be held online on the Custodian’s intranet, where they are more accessible and can be used for more efficient SOL transfers. Some portion of SOL is held in hot storage for the purpose of satisfying client demands for transfers including in facilitation of redemptions. Within such hot and cold wallets, the Custodian has represented to the Sponsor that it keeps a substantial majority of assets in cold wallets to promote security, while the balance of assets is kept in hot wallets to facilitate timely withdrawals. The Custodian has represented to the Sponsor that the percentage of assets maintained in cold versus hot storage including target percentages may change over time and is determined by ongoing risk analysis and market dynamics, in which the Custodian balances anticipated liquidity needs for its customers as a class against the anticipated greater security of cold storage. The Sponsor has no control over the percentage of SOL that the Custodian maintains in cold wallets versus hot wallets. Each cold storage wallet has a deposit size limitation of $100 million.

The Custodian has multiple, redundant cold storage sites, which are geographically distributed including sites within the United States. Cold storage locations of the Custodian are monitored by 24x7 on-site security, video surveillance and alarms, hardened room structures, and access to these facilities is controlled by multi-person controls, multi-team access rules, and multi-factor authentication. The locations of the cold storage sites may change at the discretion of the Custodian and are kept confidential by the Custodian for security purposes. Transactions from cold to hot storage require physical access, according to the above controls, to one or more cold storage facilities, as well as systematically enforced approvals and integrity verifications, before the secure device can be used to cryptographically complete the transaction. At no point during this process is the private key removed from the secure device(s) nor the cold storage facility. Once these security processes have been completed, a transfer on the Solana Network can be executed, as signed using the private keys held offline in cold storage.

The Custodian also maintains geographically dispersed backups of private keys, which are cryptographically generated into shards and stored in separate locations; multiple locations must be accessed to reconstruct a single key. The storage facilities are highly secured, and include 24x7 on-premises security presence, video surveillance, and alarms for unexpected entry. Access to facilities is controlled by multi-person controls, multi-team access rules, and multi-factor authentication.

Security Procedures

The Custodian is the custodian of the Trust’s private SOL in accordance with the terms and provisions of the Custodial Services Agreement. Transfers from the SOL Account require certain security procedures, including authorization controls to validate client requests and private key security procedures for Solana Network transaction signing as described above. Authorization controls may include usernames, passwords, two-step verification, and telephone call-backs to ensure proper authorization of transaction requests from the Sponsor or its authorized agents.

Transfers of SOL to the SOL Account are available to the Trust once processed on the Solana Network, subject to successful completion of processes required by the Custodian.

The Trust may change the custodial arrangements described in this Annual Report at any time without notice to Shareholders. To the extent a change in custodial arrangements is deemed material by the Sponsor, the Trust will notify Shareholders in a prospectus supplement and/or a current report on Form 8-K or in its annual or quarterly reports.

Forks and Airdrops

In the event of a fork, the Custodial Services Agreement provides that the Custodian may evaluate the consequences of a fork and determine which chain resulting from the fork it will support as an eligible asset for its customers including the Trust. The Custodian will determine in its sole discretion whether to support and make available to clients assets resulting from forks or airdrops. In the event that the Trust may have a right to claim assets resulting from a fork or airdrop, the Custodian will seek approval of the Trust before claiming such assets on behalf of the Trust and making an entry of ownership on the Custodian’s books and records for the Trust’s account. The Sponsor will disclaim such assets except as described herein. The Sponsor has not communicated any anticipatory disclaimer to the Custodian regarding forked or airdropped assets and will disclaim or claim them on a case-by-case basis.

Custody of the Trust’s Cash

The Trust generally does not intend to hold cash or cash equivalents except for cash received from Authorized Participants in connection with a creation transaction or cash held by the Trust pending distribution to Authorized Participants in a redemption transaction or payment of Trust expenses. The Trust has entered into a Cash Custody Agreement with the Cash Custodian under which the Cash Custodian acts as custodian of the Trust’s cash.

Staked SOL

Under normal circumstances, the Sponsor seeks to stake all of the Trust’s SOL through one or more Staking Providers, except for SOL reserved by the Sponsor in its sole discretion to facilitate foreseeable redemption transactions, pay Trust expenses or otherwise protect the Trust and its assets. Sous Vide Ltd. (“Marinade Finance”) is expected to be the exclusive Staking Provider through November 2027. The Trust stakes the Trust’s SOL on the Solana Network through the Custodian using a software protocol provided by Marinade Finance that connects the Trust to a pool of verified validator nodes on the Solana Network for automated SOL staking optimization. The Custodian maintains exclusive possession and control of the private keys associated with any staked SOL at all times. The staking process includes protocol-defined warm-up, activation and withdrawal periods, during which delegated SOL is temporarily locked and inaccessible. These phases affect when SOL begins earning rewards, participates in consensus and becomes available for transfer or redelegation.

Addition or Termination of a Custodian

If a Custodian is added or terminated, the Trust will provide Shareholders with notice in a prospectus supplement and/or through a current report on Form 8-K or in the Trust’s annual or quarterly reports.

The Pricing Benchmark

The net assets of the Trust and its Shares are valued on a daily basis with reference to the Pricing Benchmark as of 4:00 p.m. ET, which integrates spot market prices from various digital asset trading platforms. The Pricing Benchmark is designed to reflect the performance of SOL in U.S. dollars. The Trust uses the Pricing Benchmark to calculate its NAV, which is the aggregate U.S. dollar value of SOL in the Trust, based on the Pricing Benchmark, less its liabilities and expenses. “NAV per Share” is calculated by dividing NAV by the number of Shares currently outstanding. NAV and NAV per Share are not measures calculated in accordance with GAAP. NAV is not intended to be a substitute for the Trust’s Principal Market NAV calculated in accordance with GAAP, and NAV per Share is not intended to be a substitute for the Trust’s Principal Market NAV per Share calculated in accordance with GAAP.

The Sponsor, in its sole discretion, may cause the Trust to price its portfolio based upon an index, benchmark or standard other than the Pricing Benchmark at any time, with prior notice to the Shareholders, if investment conditions change or the Sponsor believes that another index, benchmark or standard better aligns with the Trust’s investment objectives and strategy. The Sponsor may make this decision for a number of reasons, including, but not limited to, a determination that the Pricing Benchmark price of SOL differs materially from the global market price of SOL and/or that third parties are able to purchase and sell SOL on public or private markets not included among the Constituent Platforms, and such transactions may take place at prices materially higher or lower than the Pricing Benchmark price. The Sponsor, however, is under no obligation whatsoever to make such changes in any circumstance. In the event that the Sponsor intends to establish the Trust’s NAV by reference to an index, benchmark or standard other than the Pricing Benchmark, it will provide Shareholders with notice in a prospectus supplement and/or through a current report on Form 8-K or in the Trust’s annual or quarterly reports.

Pricing Benchmark Methodology

The Pricing Benchmark is a U.S. dollar-denominated composite reference rate for the price of SOL. The Pricing Benchmark is designed to (1) mitigate the effects of fraud, manipulation and other anomalous trading activity from impacting the SOL reference rate, (2) provide a volume-weighted fair value of SOL and (3) appropriately handle and adjust for non-market related events.

The Benchmark Price is determined by the Benchmark Provider through a process in which trade data is cleansed and compiled in such a manner as to algorithmically reduce the impact of anomalistic or manipulative trading. This is accomplished by adjusting the weight of each data input based on price deviation relative to the observable set, as well as recent and long-term trading volume at each venue relative to the observable set. The Benchmark Price is calculated using non-GAAP methodology and is not used in the Trust’s financial statements.

Determination of the Benchmark Price

The Benchmark Price is determined by producing a time-weighted average price (“TWAP”) of the SOL-USD CCIXber (the “Underlying Index”) by using the closing minute values between 3:00 pm and 4:00 pm New York time. The Reference Index applies an algorithm to the price of SOL on the Constituent Platforms calculated on a per second basis over a 24-hour period.

The Underlying Index

The Underlying Index is designed to represent the fair market price of SOL in U.S. dollars by aggregating real trading data from multiple cryptocurrency exchanges. The calculation is based on a 24-hour volume-weighted average price, with additional adjustments to ensure accuracy, reliability, and resistance to manipulation.

To determine the rate, the Underlying Index collects every individual SOL-USD and SOL-USDC trade from the Constituent Platforms. Each trade record includes the price at which SOL was traded for USD, the amount (volume) of SOL traded, the exact time the trade occurred, and the Constituent Platform where the trade took place.

The system gathers trade data in real time, updating the Underlying Index every time a new SOL-USD and SOL-USDC trade is reported by any of the Constituent Platform. For each exchange, the system looks at all SOL-USD and SOL-USDC trades that occurred in the past 24 hours. Each trade’s price is multiplied by the amount of SOL traded, giving more influence to larger trades. The sum of all these “price x volume” values is divided by the total volume traded in the 24-hour period, producing a volume-weighted average price for each Constituent Platform.

Once the volume-weighted average prices are calculated for all Constituent Platforms, the Underlying Index combines them, with each Constituent Platform’s contribution to the final rate weighted according to its trading volume. This means that Constituent Platforms with more trading activity have a greater influence on the final rate. If a Constituent Platform has not reported a recent trade, its influence on the Underlying Index is reduced over time, ensuring the Underlying Index reflects the most current market conditions. The methodology also includes an outlier detection step; if a Constituent Platform’s price is significantly different from the others, its influence is reduced or removed to prevent distortion of the index.

Selection of Constituent Platforms

To determine which Constituent Platforms are included in the Underlying Index, a structured and multi-step methodology is followed to ensure that only the most reliable and representative trading venues are selected. The process begins by establishing a broad universe of potential platforms, which includes all cryptocurrency exchanges that meet the baseline eligibility criteria set out in the CoinDesk Digital Asset Policy Methodology. These criteria require that an exchange must be classified as either Category 1 or Category 2, with Category 1 generally referring to U.S.-licensed exchanges and Category 2 to non-U.S. licensed exchanges that still meet certain standards. There must be at least two Category 1 exchanges included, ensuring a foundation of regulated and reputable platforms.

From this initial universe, further quantitative filters are applied. Each exchange’s trading volume for the relevant currency pair over the prior three months is measured as a percentage of the total trading volume across all eligible exchanges. For exchanges already contributing to the Underlying Index, a minimum of 2% of total volume is required, while new or non-contributing exchanges must meet a 3% threshold. Additionally, only exchanges that support direct USD-denominated trading for the asset in question are considered. Any exchange that has been specifically excluded under the policy methodology is automatically ineligible.

Once the eligible universe is established, exchanges are ranked by their three-month trading volume. The two highest-ranked Category 1 exchanges are selected first. If there are not enough Category 1 exchanges meeting the volume requirement, the threshold is relaxed until two are included. The remaining Constituent Platforms are then chosen based on overall trading volume, up to a maximum of eight platforms in total. If, after this process, there are fewer than three eligible exchanges, the volume requirements are further relaxed to ensure a minimum of three Constituent Platforms are included. In rare cases where even these relaxed standards cannot be met, the Index Committee will determine the appropriate course of action, which may include further adjustments or, if necessary, the removal of the index.

This methodology ensures that the Underlying Index is constructed from a universe of exchanges that are not only active and liquid, but also meet high standards for regulatory compliance and operational integrity. The process is reviewed and updated quarterly, with ongoing monitoring to address any anomalies or disruptions, thereby maintaining the accuracy and reliability of the index over time.

As of March 3, 2026, the digital asset trading platforms included in the Underlying Index were Coinbase, Crypto.com, and Kraken. As further described below, the Sponsor and the Trust reasonably believe each of these digital asset trading platforms are in material compliance with applicable licensing requirements based on the trading platform category and jurisdiction, as detailed below, and maintain practices and policies designed to comply with AML and Know-Your-Customer (“KYC”) regulations.

Coinbase: A U.S.-based trading platform registered as a Money Services Business (“MSB”) with FinCEN and licensed as a virtual currency business under the New York Department of Financial Services BitLicense (“BitLicense”), as well as a money transmitter in various U.S. states.

Crypto.com: A Singapore-based trading platform that has entities registered as MSBs with FinCEN, and that is licensed as a money transmitter in various U.S. states and chartered as a non-depository trust company by the New Hampshire Banking Department. Crypto.com does not hold a BitLicense.

Kraken: A U.S.-based trading platform that has entities registered as MSBs with FinCEN, and that is licensed as a money transmitter in various U.S. states and chartered as a Special Purpose Depository Institution by the Wyoming Division of Banking. Kraken does not hold a BitLicense.

Although the Pricing Benchmark and the Underlying Index are designed to accurately capture the market price of SOL, third parties may be able to purchase and sell SOL on public or private markets not included among the Constituent Platforms, and such transactions may take place at prices materially higher or lower than the Benchmark Price. Moreover, there may be variances in the prices of SOL on the various digital asset trading platforms, including as a result of differences in fee structures or administrative procedures on different digital asset trading platforms. To the extent such prices differ materially from the Benchmark Price, investors may lose confidence in the Shares’ ability to track the market price of SOL.

Calculation of NAV

Under normal circumstances, the Trust’s only asset is SOL and, under limited circumstances, cash. The Trust’s SOL is carried, for financial statement purposes, at fair value, as required by U.S. generally accepted accounting principles (“GAAP”). The Trust’s NAV is determined by the Administrator once each Exchange trading day at 4:00 p.m. ET, or as soon thereafter as practicable. The NAV for a normal trading day is released after 4:00 p.m. ET. Trading during the core trading session on the Exchange typically closes at 4:00 p.m. ET. However, NAVs are not officially struck until later in the day (often by 5:30 p.m. and almost always by 8:00 p.m. ET). The pause between 4:00 p.m. and 5:30 p.m. ET (or later) provides an opportunity for the Sponsor to algorithmically detect, flag, investigate, and correct unusual pricing should it occur.

The Administrator calculates the NAV of the Trust by multiplying the number of SOL held by the Trust by the Pricing Benchmark for such day, adding any additional receivables and subtracting the accrued but unpaid expenses and liabilities of the Trust. The Trust’s NAV per Share is calculated by dividing the Trust’s NAV by the number of Shares then outstanding. The Administrator determines the price of the Trust’s SOL by reference to the Pricing Benchmark, which is published between 4:00 p.m. and 4:30 p.m. ET on every calendar day. The methodology used to calculate the Pricing Benchmark price to value SOL in determining the NAV of the Trust may not be deemed consistent with GAAP. To the extent the methodology used to calculate the Pricing Benchmark is deemed inconsistent with GAAP, the Trust will utilize an alternative GAAP-consistent pricing source for purposes of the Trust’s periodic financial statements.

The Sponsor has the exclusive authority to determine the NAV of the Trust. The Sponsor has delegated to the Administrator the responsibility to calculate the NAV of the Trust and the NAV, based on a pricing source selected by the Sponsor (the Pricing Benchmark). The Administrator determines the NAV of the Trust each business day. In determining the NAV of the Trust, the Administrator values the SOL held by the Trust based on the Pricing Benchmark, unless otherwise determined by the Sponsor in its sole discretion. If the Pricing Benchmark is not available or the Sponsor in its sole discretion determines that the Pricing Benchmark should not be used, the Trust’s holdings may be fair valued in accordance with the policy approved by the Sponsor. The Sponsor does not anticipate that the need to “fair value” SOL will be a common occurrence.

The Indicative Trust Value (the “ITV”) is calculated by using the prior day’s closing NAV per Share of the Trust as a base and updating that value throughout the trading day to reflect changes in the most recently reported price level of the Pricing Benchmark. The ITV disseminated during the Exchange core trading session hours should not be viewed as an actual real time update of the NAV, because NAV per Share is calculated only once at the end of each trading day based upon the relevant end of day values of the Trust’s investments. The ITV is disseminated on a per Share basis every 15 seconds during regular Exchange core trading session hours of 9:30 a.m. ET to 4:00 p.m. ET. Solactive disseminates the ITV value through the facilities of CTA/CQ High Speed Lines. In addition, the ITV is available through on-line information services such as Bloomberg and Reuters.

Dissemination of the ITV provides additional information that is not otherwise available to the public and may be useful to investors and market professionals in connection with the trading of the Shares on the Exchange. Investors and market professionals will be able throughout the trading day to compare the market price of the Trust and the ITV. If the market price of the Shares diverges significantly from the ITV, market professionals will have an incentive to execute arbitrage trades. For example, if the Trust appears to be trading at a discount compared to the ITV, a market professional could buy the Shares on the Exchange and sell short futures contracts. Such arbitrage trades can tighten the tracking between the market price of the Trust and the ITV and thus can be beneficial to all market participants.

The Sponsor reserves the right to adjust the Share price of the Trust in the future to maintain convenient trading ranges for investors. Any adjustments would be accomplished through stock splits or reverse stock splits. Such splits would decrease (in the case of a split) or increase (in the case of a reverse split) the proportionate NAV per Share, but would have no effect on the net assets of the Trust or the proportionate voting rights of Shareholders or the value of any Shareholder’s investment.

The Trust’s periodic financial statements may not utilize the NAV of the Trust determined by reference to the Pricing Benchmark to the extent the methodology used to calculate the Pricing Benchmark is deemed not to be consistent with GAAP. The Trust’s periodic financial statements are prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilize an exchange-traded price from the Trust’s principal market for SOL on the Trust’s financial statement measurement date. The Sponsor determines in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with GAAP. The Trust intends to engage a third-party vendor to obtain a price from a principal market for SOL, which will be determined and designated by such third-party vendor daily based on its consideration of several exchange characteristics, including oversight, and the volume and frequency of trades. Under GAAP, such a price is expected to be deemed a Level 1 input in accordance with ASC Topic 820 because it is expected to be a quoted price in active markets for identical assets or liabilities.

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s financial statements, the Trust follows ASC 820-10, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for SOL in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that SOL is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. The Trust may transact through SOL Trading Counterparties, in multiple markets, and its application of ASC 820-10 reflects this fact. The Trust anticipates that, while multiple venues and types of markets will be available to the SOL Trading Counterparties from whom the Sponsor acquires or disposes of the Trust’s SOL, the principal market in each scenario is determined by looking at the market-based level of volume and SOL trading activity. SOL Trading Counterparties may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets, each as defined in the FASB ASC Master Glossary. Based on information reasonably available to the Trust, Exchange Markets have the greatest volume and level of activity for the asset. The Trust therefore looks to accessible Exchange Markets as opposed to the Brokered Market, Dealer Market and Principal-to-Principal Markets to determine its principal market. As a result of the aforementioned analysis, an Exchange Market has been selected as the Trust’s principal market. The Trust determines its principal market (or in the absence of a principal market the most advantageous market) on a quarterly basis to determine which market is its Principal Market for the purpose of calculating fair value for the creation of quarterly and annual financial statements.

The Sponsor has developed a process for identifying a principal market, as prescribed in ASC 820-10, which outlines the application of fair value accounting. The process begins by identifying publicly available, well established and reputable SOL trading venues (Exchange Markets, as defined in the FASB ASC Master Glossary), which are selected by the Sponsor and its affiliates in their sole discretion. Those markets include Binance, Bitfinex, Bitflyer, Bitstamp, Coinbase Pro, Crypto.com, Gemini, HitBTC, Huobi, Kraken, KuCoin, OKEx, Poloniex. The Sponsor then, through a service provider, calculates on each valuation period, the highest volume venue during the 60-minute period prior to 4:00 p.m. ET for SOL. The Sponsor then identifies that market as the principal market for SOL during that period, and uses the price for SOL from that venue at 4:00 p.m. ET as the principal market price.

The Trust’s Fees and Expenses

The Trust pays the Sponsor an annual unified fee of 0.50% of the Trust’s SOL Holdings (the “Sponsor Fee”). The Trust’s “SOL Holdings” is the quantity of the Trust’s SOL plus any cash or other assets held by the Trust represented in SOL as calculated using the Pricing Benchmark price, less its liabilities (which include estimated accrued but unpaid fees and expenses) represented in SOL as calculated using the Pricing Benchmark price. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Administrator calculates the Sponsor Fee in respect of each day by reference to the prior day’s SOL Holdings. Except for periods during which all or a portion of the Sponsor Fee is being waived, the Sponsor Fee accrues daily in SOL and is payable monthly in SOL or cash. To the extent there are any on-chain transaction fees incurred in connection with the transfers of SOL to pay the Sponsor Fee, the Sponsor, and not the Trust, shall bear such fees. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor Fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver.

As partial consideration for its receipt of the Sponsor Fee, the Sponsor is obligated under the Trust Agreement to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including: (i) the fees of the Trust’s third-party service providers including, but not limited to, the Marketing Agent, the Administrator, the Custodians, the Cash Custodian, the Transfer Agent, the Benchmark Provider, and the Trustee, (ii) the fees and expenses related to the listing, quotation or trading of the Shares on the Exchange (including customary legal, marketing and audit fees and expenses), (iii) legal fees and expenses incurred in the ordinary course, (iv) audit fees, (v) regulatory fees, including, if applicable, any fees relating to the registration of the Trust and Shares, including any ongoing filings related to the offering of Shares, under the 1933 Act or the 1934 Act, (vi) printing and mailing costs, (vii) costs of maintaining the Trust’s website and (viii) applicable license fees (each, a “Sponsor-paid Expense” and collectively, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Extraordinary Expense (as defined below) is not be deemed to be a Sponsor-paid Expense. There is no cap on the amount of Sponsor-paid Expenses. The Sponsor has also assumed all fees and expenses related to the organization and offering of the Trust and the Shares.

The Trust may incur certain extraordinary, nonrecurring expenses that are not Sponsor-paid Expenses, including, but not limited to, brokerage and transaction costs associated with the sale or transfer of SOL, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust, the Trust’s assets, or the interests of Shareholders, any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Extraordinary Expenses”). To the extent on-chain transaction fees are incurred in connection with transfers or sales of SOL to pay Extraordinary Expenses, the Trust bears such fees.

To the extent it does not have cash readily available, the Sponsor shall cause the transfer or sale of SOL in such quantity as may be necessary to permit the payment of Trust expenses and liabilities not assumed by the Sponsor or for payment of redemption proceeds to Authorized Participants. The Trust does not bear any costs associated with the transfer or sale of SOL to pay the Sponsor Fee. To the extent the Trust incurs any Extraordinary Expenses, the Trust bears the costs of any transfers or sales of SOL to pay such expenses. The Trust seeks to transfer SOL at such times and in the smallest amounts required to permit such payments as they become due. With respect to transfers or sales necessary to pay Trust expenses and liabilities that are denominated other than in SOL, the amount of SOL transferred or sold may vary from time to time depending on the actual sales price of SOL relative to the Trust’s expenses and liabilities (e.g., if the price of SOL falls, the amount of SOL needed to be transferred or sold to pay an expense denominated in U.S. dollars will increase). To the extent the Trust must buy or sell SOL, the Trust may do so through a third-party digital asset broker or dealer. When the Trust buys or sells SOL, the Sponsor seeks quotes from its SOL trading counterparties. Such transactions are typically conducted over the counter rather than over a trading platform or similar order matching service. The Sponsor selects third party brokers or dealers that it believes have implemented adequate AML, KYC and other legal compliance policies and procedures.

Under the terms of each Authorized Participant Agreement, the Authorized Participants are responsible for any brokerage or transaction costs associated with the sale or transfer of SOL incurred in connection with the fulfillment of a creation or redemption order.

Creation and Redemption of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets. Baskets are only made in exchange for delivery to the Trust or the distribution by the Trust of the amount of SOL or cash represented by the Baskets being created or redeemed (the “Basket Deposit”). The amount of SOL required in a Basket Deposit (the “Basket SOL Deposit”) and the amount of cash required in a Basket Deposit (the “Basket Cash Deposit”) are based on the quantity or value of the quantity, as applicable, of SOL or cash attributable to each Share of the Trust (net of accrued but unpaid Sponsor Fees and any accrued but unpaid Extraordinary Expenses) being created or redeemed determined as of 4:00 p.m. ET on the day the order to create or redeem Baskets is properly received.

Authorized Participants are the only persons that may place orders to create and redeem Baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions described below and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with the Marketing Agent.

In connection with a Cash Creation Order (as defined below) or Cash Redemption Order (as defined below), an Authorized Participant is responsible for any operational processing and brokerage costs, transfers fees, network fees and stamp taxes (the “Transaction Fee”). The Transaction Fee may be reduced, increased or otherwise changed by the Sponsor. Authorized Participants who make deposits with the Trust in exchange for Baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or the Sponsor, and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

Certain Authorized Participants and their agents and affiliates are expected to be capable of participating directly in the spot markets. Some Authorized Participants or their agents and affiliates may from time to time buy or sell SOL and may profit in these instances. To the extent that the activities of Authorized Participants or their agents and affiliates have a meaningful effect on the SOL market, it could affect the price of SOL and impact the ability of the Authorized Participants to effectively arbitrage the difference between the price at which the shares trade and the NAV of the Trust. While the Sponsor currently expects that Authorized Participants’ and their agents’ and affiliates’ direct activities in the SOL or securities markets in connection with the creation and redemption activities of the Trust does not significantly affect the price of SOL or the Shares, the impact of the activities of the Trust and its Authorized Participants and their agents and affiliates on SOL or securities markets is unknown and beyond the control of the Sponsor.

Each Authorized Participant is required to be registered as a broker-dealer under the 1934 Act and a member in good standing with FINRA, or exempt from being or otherwise not required to be licensed as a broker-dealer or a member of FINRA, and is qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants may also be regulated under federal and state banking laws and regulations. Each Authorized Participant has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

The following description of the procedures for the creation and redemption of Baskets is only a summary and a Shareholder should refer to the form of Authorized Participant Agreement for more detail. A form of Authorized Participant Agreement is filed as an exhibit to the Trust’s registration statement.

Creation Procedures

On any business day, an Authorized Participant may place an order with the Transfer Agent to create one or more Baskets. For purposes of processing creation and redemption orders, a “business day” means any day other than a day when the Exchange is closed for regular trading. Purchase orders must be placed by the close of Regular Trading Hours on the Exchange or an earlier time as determined and communicated by the Sponsor and its Transfer Agent. A purchase order is effective on the date it is received in good order by the Transfer Agent (“Purchase Order Date”).

The manner by which creations are made is dictated by the terms of the Authorized Participant Agreement. Creation orders may be denominated and settled in an amount of SOL (“In-Kind Creation Order”) or cash (“Cash Creation Order”). By placing an In-Kind Creation Order, an Authorized Participant agrees to facilitate the deposit of SOL with the Custodians, either directly or indirectly through an Authorized Participant designee. By placing a Cash Creation Order, an Authorized Participant agrees to facilitate the deposit of cash with the Cash Custodian. An Authorized Participant may not withdraw a creation order without the prior consent of the Sponsor in its discretion.

Following an In-Kind Creation Order from an Authorized Participant, the Trust’s account at the Custodians must be credited with the required SOL by 11:00 a.m. ET on the following business day or such other time designated by the Sponsor. The Authorized Participant or its Authorized Participant designee normally sends the required SOL in an “on-chain” transaction over the Solana Network. Such on-chain transactions are subject to the risks associated with Solana Network transactions, including the irreversibility of transactions made in error or unavoidable delays due to Solana Network congestion. Upon receipt of the Basket SOL Deposit amount in the Trust’s account at the Custodians, the Administrator notifies the Transfer Agent. The Transfer Agent then directs DTC to credit the number of Shares created to the Authorized Participant’s DTC account.

Following an Authorized Participant’s Cash Creation Order, the Trust’s account at the Cash Custodian must be credited with the Basket Cash Deposit amount by 11:00 a.m. ET on the following business day or such other time designated by the Sponsor. Upon receipt of the Basket Cash Deposit amount in the Trust’s account at the Cash Custodian, the Transfer Agent notifies the Marketing Agent, the Authorized Participant, and the Sponsor that the Basket Cash Amount has been deposited. The Sponsor, on behalf of the Trust, instructs a SOL trading counterparty to purchase the amount of SOL equivalent in value to the cash deposit amount associated with the creation order, with such purchase transaction prearranged to be executed, in the Sponsor’s reasonable efforts, at the Pricing Benchmark price used by the Trust to calculate NAV, taking into account any spread, commissions, or other trading costs on the applicable Purchase Order Date. The resulting SOL is deposited in the Trust’s account with the Custodians. Any slippage incurred (including, but not limited to, any trading fees, spreads, or commissions), on a cash equivalent basis, is the responsibility of the Authorized Participant and not of the Trust or Sponsor. To the extent the execution price of the SOL acquired by the trading counterparty exceeds the cash deposit amount, such cash difference is the responsibility of the Authorized Participant and not the Trust or Sponsor. The Transfer Agent then directs DTC to credit the number of Shares created to the Authorized Participant’s DTC account. To the extent the execution price of the SOL acquired by the trading counterparty is less than the cash deposit amount, such excess cash will be returned to the Authorized Participant.

Determination of Required Deposits

The amount of the Basket Deposit changes from day to day. On each day that the Exchange is open for regular trading, the Administrator adjusts the quantity of SOL or cash constituting the Basket Deposit as appropriate to reflect the value of the Trust’s SOL or cash less accrued expenses. The computation is made by the Administrator as promptly as practicable after 4:00 p.m. ET or at an earlier time set forth in the Authorized Participant Agreement or otherwise provided to all Authorized Participants on the date such order is placed in order for the creation of Baskets to be effected based on the NAV of Shares as next determined on such date after receipt of the order in proper form.

The Basket SOL Deposit for a given day is determined by dividing the number of SOL held by the Trust as of the opening of business on that business day, adjusted for the amount of SOL constituting accrued expenses and other liabilities of the Trust as of the opening of business on that business day, by the number of Shares outstanding at the opening of business and multiplying such amount by the number of Shares constituting a Basket. Fractions of SOL smaller than .00000001 are disregarded for purposes of the computation of the Basket SOL Deposit.

The Basket Cash Deposit is an amount of cash that is in the same proportion to the total assets of the Trust, net of accrued expenses and other liabilities, on the Purchase Order Date, as the number of Shares constituting a Basket is in proportion to the total number of Shares outstanding on the Purchase Order Date, plus the amount of any Transaction Fee. For a discussion of how the Trust determines the value of SOL, see “Calculation of NAV” above. The Basket Cash Deposit so determined is communicated via electronic mail message to all Authorized Participants.

To the extent the price at which the Trust executes a SOL purchase in connection with a Cash Creation exceeds the amount described in the paragraph above, the Authorized Participant that placed such order is responsible for any such difference in price. The Sponsor expects that its SOL trading counterparties will be able to provide pricing based on the Pricing Benchmark price at 4:00 p.m. ET, which would minimize or eliminate any such shortfall. However, there can be no guarantee that the price at which the Trust executes SOL trades will be the Pricing Benchmark price at 4:00 p.m. ET, and Authorized Participants bear the risk of any such differences in price.

Delivery of Required Deposits

An Authorized Participant who places a purchase order must follow the procedures outlined in the “Creation Procedures” section of this Annual Report. Upon receipt of the deposit amount by the Custodians or Cash Custodian, as applicable, the Transfer Agent directs DTC to credit the number of Shares ordered to the Authorized Participant’s DTC account on the following business day or such later time as may be agreed upon by the Authorized Participant and the Sponsor, following the Purchase Order Date. The Sponsor has the authority to set or modify the cut-off time for purchase orders in order for the creation of Baskets to be effected based on the Pricing Benchmark price at 4:00 p.m. ET as next determined on such date after receipt of the order in proper form. For example, the Sponsor may modify the cut-off time in the event of an early market close, perceived capacity constraints from the Trust’s SOL trading counterparties, or highly volatile markets. Cut-off times are communicated periodically to Authorized Participants. In circumstances where purchase orders are due before 4:00 p.m. ET, Authorized Participants will not know the total Basket Deposit at the time they submit a purchase order for the Basket. The Trust’s NAV and the price of a Basket Deposit could rise or fall substantially between the time a purchase order is submitted and the time the amount of the purchase price in respect thereof is determined, and the risk of such price movements is borne solely by the Authorized Participant.

Rejection of Purchase Orders

The Sponsor or its designee has the absolute right, but does not have any obligation, to reject any purchase order or Basket Deposit for any reason, including if the Sponsor determines that:

a.	the purchase order is not in proper form;
b.	the Basket Deposit delivered is not as specified by the Trust through the Sponsor and/or Transfer Agent, and the Sponsor has not consented to acceptance of an in-kind deposit that varies from the designated portfolio;
c.	the acceptance of the Basket Deposit would have certain adverse tax consequences to the Trust;
d.	the acceptance of the Basket Deposit would, in the opinion of counsel, be unlawful;
e.	the acceptance of the Basket Deposit would otherwise, in the discretion of the Trust or the Sponsor, have an adverse effect on the Trust or the rights of beneficial owners of the Trust;
f.	the value of Baskets to be created exceeds a purchase authorization limit afforded to the Authorized Participant by the Trust, and the Authorized Participant has not deposited an amount in excess of such purchase authorization with the Custodians prior to the designated cut-off time; or
g.	there exist circumstances outside the control of the Trust, the Transfer Agent, or the Sponsor that make it impossible to process purchase orders for all practical purposes.

The Sponsor may in its sole discretion limit the number of Shares created pursuant to purchase orders on any specified day without notice to the Authorized Participants and may direct the Marketing Agent to reject any purchase orders in excess of such capped amount. The Sponsor may choose to limit the number of Shares created pursuant to purchase orders when it deems so doing to be in the best interest of Shareholders. It may choose to do so when it believes the market is too volatile to execute a SOL transaction, when it believes the price of SOL is being inconsistently, irregularly, or discontinuously published from SOL trading venues and other data sources, or when it believes other similar circumstances may create a scenario in which accepting purchase orders would not be in the best interests of the Shareholders. The Sponsor does not believe that the Trust’s ability to arrive at such a determination will have a significant impact on the Shares in the secondary market because it believes that the ability to create Shares would be reinstated shortly after such determination is made, and any entity desiring to create Shares would be able to do so once the ability to create Shares is reinstated. However, it is possible that such a determination would cause the Shares to trade at premiums or discounts relative to the Trust’s NAV on the secondary market if arbitrageurs believe that there is risk that the creation and redemption process is not available, as this process is a component of keeping the price of the Shares on the secondary market closely aligned to the Trust’s NAV.

Neither the Sponsor, nor the Transfer Agent, nor the Trust are liable for the rejection of any purchase order or Basket Deposit.

Redemption Procedures

The procedures by which an Authorized Participant can redeem one or more Baskets mirror the procedures for the creation of Baskets with an additional safeguard on SOL being removed from the SOL Account at the Custodians. On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Baskets. Redemption orders must be placed by the close of Regular Trading Hours on the Exchange or an earlier time as determined and communicated by the Sponsor and its agent. A redemption order is effective on the date it is received by the Transfer Agent (“Redemption Order Date”).

The manner by which redemptions are made is dictated by the terms of the Authorized Participant Agreement. Redemption orders are denominated and settled either in-kind (“In-Kind Redemption Order”) or in cash (“Cash Redemption Order”). By placing a redemption order, an Authorized Participant agrees to facilitate the deposit of Shares with the Transfer Agent. If an Authorized Participant fails to consummate the foregoing, the order will be cancelled or delayed until the required Shares have been received. An Authorized Participant may not withdraw a redemption order without the prior consent of the Sponsor in its discretion.

Because of the time involved in deactivating SOL from the Trust’s staking program with the Custodians and the Staking Provider, all Redemption Orders are generally settled on the second business day following a Redemption Order date. Authorized Participants bear the risk of price movement of SOL during the period between when the Redemption Order is placed and when the transaction is settled.

In the case of an In-Kind Redemption Order, the redemption distribution from the Trust consists of a movement of SOL to the Authorized Participant, or its Authorized Participant designee, representing the amount of SOL held by the Trust, net of accrued expenses and other liabilities, evidenced by the Shares being redeemed on the Redemption Order Date. In the case of a Cash Redemption Order, the redemption distribution from the Trust consists of a transfer to the Authorized Participant of an amount of cash that is in the same proportion to the total assets of the Trust, net of accrued expenses and other liabilities, on the Redemption Order Date, as the number of Shares to be redeemed under the purchase order is in proportion to the total number of Shares outstanding on the Redemption Order Date. With respect to either an In-Kind Redemption Order or Cash Redemption Order, the redemption distribution due from the Trust is delivered once the Transfer Agent notifies the Custodians or Cash Custodian, the Marketing Agent and the Sponsor that the Authorized Participant has delivered the Shares represented by the Baskets to be redeemed to the Transfer Agent’s DTC account. If the Transfer Agent’s DTC account has not been credited with all of the Shares of the Baskets to be redeemed, the redemption distribution will be cancelled or delayed until such time as the Transfer Agent confirms receipt of all such Shares.

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Trust by the end of the following business day or such time as may be agreed upon by the Authorized Participant and the Sponsor following the Redemption Order Date. An Authorized Participant may not withdraw a redemption order without the prior consent of the Sponsor in its discretion.

Determination of Redemption Distribution

The redemption distribution from the Trust consists of a transfer to the redeeming Authorized Participant or its Authorized Participant designee of an amount of either SOL (in the case of an In-Kind Redemption Order) or cash (in the case of a Cash Redemption Order) that is determined in the same manner as the determination of Basket Deposits discussed above.

Delivery of Redemption Distribution

The Transfer Agent notifies the Custodian, the Cash Custodian, the Marketing Agent and the Sponsor that the Shares have been received in the Transfer Agent’s DTC account. For an In-Kind Redemption Order, the Sponsor transfers the redemption SOL amount from the Custodian to the designated wallet address of the Authorized Participant or its Authorized Participant designee. For a Cash Redemption Order, the redemption distribution due from the Trust is sent by the Cash Custodian to the Authorized Participant on the following business day or such later time as may be agreed upon by the Authorized Participant and the Sponsor, following the Redemption Order Date if, by 4:00 p.m. ET, on such business day, the Transfer Agent’s DTC account has been credited with the Baskets to be redeemed. If the Transfer Agent’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption distribution will be cancelled or delayed until such time as the Transfer Agent confirms receipt of all such Shares.

Rejection of Redemption Orders

Redemption orders must be made in whole Baskets. The Marketing Agent acting by itself or through the person authorized to take redemption orders in the manner provided in the Authorized Participant Agreement may, in its sole discretion, reject any redemption order (1) the Sponsor determines not to be in proper form or (2) if requested by the Marketing Agent, the Authorized Participant fails to deliver or execute supporting documentation evidencing ownership or the Authorized Participant’s right to deliver sufficient Shares.

Suspension of Orders

The Sponsor may, in its discretion, suspend redemption or creation transactions during any period when the transfer books of the Transfer Agent are closed or if circumstances outside the control of the Sponsor or its delegate make it for all practicable purposes not feasible to process Redemption Orders or for any other reason at any time or from time to time. For example, the Sponsor may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of the Trust’s assets. If the Sponsor has difficulty liquidating the Trust’s positions, e.g., because of a market disruption event or an unanticipated delay in the liquidation of a position in an over-the-counter contract, it may be appropriate to suspend creations and redemptions until such time as such circumstances are rectified. Neither the Marketing Agent, the person authorized to take redemption orders in the manner provided in the Authorized Participant Agreement, nor the Custodian are liable to any person or in any way for any loss or damages that may result from any such suspension or postponement. Any such suspension may cause to price of the Shares to deviate more significantly from the Trust’s NAV per Share than would be the case if such suspension had not occurred. The Trust notifies Shareholders of any such suspension in a prospectus supplement and/or a current report on Form 8-K or in its annual or quarterly reports.

Creation and Redemption Transaction Fees

In connection with a creation order or redemption order, an Authorized Participant is responsible for the Transaction Fee, which consists of the operational processing and brokerage costs, transfers fees, network fees and stamp taxes. The Transaction Fee may be reduced, increased or otherwise changed by the Sponsor.

Tax Responsibility

Authorized Participants are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value added tax or similar tax or governmental charge applicable to the creation or redemption of baskets, regardless of whether or not such tax or charge is imposed directly on the Authorized Participant, and agree to indemnify the Sponsor and the Trust if they are required by law to pay any such tax, together with any applicable penalties, additions to tax and interest thereon.

Secondary Market Transactions

As noted, the Trust creates and redeems Shares from time to time, but only in one or more Baskets. The creation and redemption of baskets are only made in exchange for delivery to the Trust or the distribution by the Trust of the amount of SOL or cash equal to the number of Shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

As discussed above, Authorized Participants are the only persons that may place orders to create and redeem Baskets. Authorized Participants must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Participant is under no obligation to create or redeem Baskets, and an Authorized Participant is under no obligation to offer to the public Shares of any Baskets it does create.

Authorized Participants that do offer to the public Shares from the Baskets they create do so at per-Share offering prices that are expected to reflect, among other factors, the trading price of the Shares on the Exchange, the NAV of the Trust at the time the Authorized Participant purchased the Baskets, the NAV of the Shares at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of SOL. Baskets are generally redeemed when the price per Share is at a discount to the NAV per Share. Shares initially comprising the same basket but offered by Authorized Participants to the public at different times may have different offering prices. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. Authorized Participants who make deposits with the Trust in exchange for Baskets receive no fees, commissions or other forms of compensation or inducement of any kind from either the Trust or the Sponsor and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

Shares are expected to trade in the secondary market on the Exchange. Shares may trade in the secondary market at prices that are lower or higher relative to their NAV per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by various factors, including the number of Shareholders who seek to purchase or sell Shares in the secondary market and the liquidity of SOL.

U.S. Federal Income Tax Consequences

The Sponsor takes the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares is treated as directly owning its pro rata share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions will “flow through” to each beneficial owner of Shares. If the Trust were not properly classified as a grantor trust, the Trust might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital assets, with respect to staking and including forks, airdrops and similar occurrences for U.S. federal income tax purposes, there can be no assurance in this regard. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing. In addition, tax information reports provided to beneficial owners of Shares would be made in a different form. If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it would be classified as a corporation for such purposes. In that event, the Trust would be subject to entity-level U.S. federal income tax (currently at the rate of 21%) on its net taxable income and certain distributions made by the Trust to shareholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits.

Item 1A. Risk Factors.

As a smaller reporting company, the Trust is not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Overview

The Sponsor has adopted an organizational wide cybersecurity program. The program is administered by the Head of IT of the Sponsor (the “Head of IT”). The Sponsor’s objective, in the development and implementation of this comprehensive cybersecurity program, is to create effective administrative, technical, and physical safeguards for the protection of personal information of the organization and its clients.

Program Details

The Sponsor has designated the Head of IT to implement and maintain the cybersecurity program. The Head of IT may delegate any of the Head of IT’s responsibilities to appropriate designees as long as the Head of IT remains primarily responsible for compliance oversight and administration. The Head of IT is responsible for:

1.	Initial implementation of the cybersecurity program;
2.	Ongoing employee education;
3.	Regular testing of the cybersecurity program’s safeguards;
4.	Evaluating the ability of each of our third party service providers to implement and maintain appropriate security measures for the personal information to which we have permitted them access, and requiring such third party service providers by contract to implement and maintain appropriate security measures.
5.	Reviewing the scope of the security measures in the cybersecurity program at least annually, or whenever there is a material change in our business practices that may implicate the security or integrity of records containing personal information.

Identification of Risks and Cybersecurity Governance

To combat internal risks to the security, confidentiality, and/or integrity of any electronic records containing personal information, and evaluating and improving, where necessary, the effectiveness of the current safeguards for limiting such risks, the Sponsor has identified the following risks that are present to its business as well as procedures to help mitigate those risks:

Internal Threats

1.	There must be communication to employees on the detailed provisions of the cybersecurity program at onboarding and annually.
2.	Access to records containing client’s personal information shall be limited to those persons who are reasonably required to know such information.
3.	All security measures shall be reviewed at least annually, or whenever there is a material change in our business practices that may reasonably implicate the security or integrity of records containing personal information.
4.	Terminated employees must return all records containing personal information, in any form, that may at the time of such termination be in the former employee’s possession.
5.	A terminated employee’s physical and electronic access to personal information must be immediately blocked. Such terminated employee shall be required to surrender all keys, IDs or access codes or badges, business cards, and the like, that permit access to the firm’s premises or information. Moreover, such terminated employee’s remote electronic access to personal information must be disabled; his/her voicemail access, e-mail access, internet access, and passwords must be invalidated.
6.	Current employees’ user IDs and passwords must be managed in accordance with the Sponsor’s password policy.
7.	Employees are encouraged to report any suspicious or unauthorized use of customer information.
8.	Employees are prohibited from keeping open files containing personal information on their computer screen when they are not at their desks. Employees are responsible for locking computer screen when away from workspace.
9.	Employees must not share login information with co-workers.

External Threats

1.	The Sponsor maintains reasonably up-to-date firewall protection (if applicable) and operating system security patches, reasonably designed to maintain the integrity of the personal information, installed on systems processing personal information.
2.	The Sponsor maintains reasonably up-to-date versions of system security agent software which must include malware protection and reasonably up-to-date patches and virus definitions, installed on systems processing personal information.
3.	To the extent technically feasible, personal information stored on portable devices, such as laptops or tablets, must be password protected, as must all records and files transmitted across public networks or wirelessly, to the extent technically feasible.
4.	All computer systems must be monitored for unauthorized use of or access to personal information.

Risks Associated with Remote Client Access and Funds Transfer Requests

Currently, the Sponsor does not provide its clients with online account access nor does process funds transfer requests. If the firm’s business changes to allow for remote client access and funds transfer requests, the Sponsor will update the cybersecurity program accordingly by identifying the potential risks involved and implementing the appropriate safeguards to protect the client’s personal information.

Risks Associated with Vendors and Other Third Parties

The Sponsor periodically conducts risk assessments with vendors and other third parties that have access to the Firm’s networks, customer data, and other sensitive information.

Detection of Unauthorized Activity

Employees who believe their terminal or computer systems have been subjected to unauthorized activity, or has otherwise been improperly accessed or used, are required to report the situation to the Head of IT immediately to determine the course of action.

The Sponsor takes the issue of security seriously. Firm employees who use the technology and information resources of the firm must be aware that they can be disciplined if they violate this policy. Upon violation of this policy, an employee may be subject to discipline up to and including discharge. The specific discipline imposed will be determined by a case-by-case basis, taking into consideration the nature and severity of the violation of the cybersecurity program, prior violations of the policy committed by the individual, state and federal laws and all other relevant information.

In a case where the accused person is not a firm employee, the matter shall be submitted to the Head of IT. The Head of IT may refer the information to law enforcement agencies and/or prosecutors for consideration as to whether criminal charges should be filed against the alleged violator(s).

Updates to the Cybersecurity Program

The Head of IT reviews the cybersecurity program on a periodic basis and updates the program based on changes in the firm’s business, effectiveness of the safeguards, and any additional risk factors that become present. The Head of IT will inform management of the results of the reviews and any recommendations for improved security arising out of the reviews.

Furthermore, if an incident occurs that is determined to be in violation of the cybersecurity program, there shall be an immediate mandatory post-incident review of events and actions taken, if any, with a view to determining whether any changes in our security practices are required to improve the security of personal information for which the Firm is responsible.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Shares of the Trust are listed in the accompanying table. The date the Shares of the Trust began trading, their symbols and their primary listing exchange are indicated below:

Trust	Commencement of Operations	Ticker Symbol	Name of each exchange on which registered
Canary Marinade Solana ETF	November 17, 2025	SOLC	The Nasdaq Stock Market, LLC

As of February 25, 2026, there were approximately 25 DTC participating Shareholders of record of the Trust. Because the Trust’s Shares are held by brokers and other institutions on behalf of Shareholders, we are unable to estimate the total number of Shareholders represented by these record holders.

The Trust made no distributions to Shareholders during the period ended December 31, 2025. The Trust has no obligation to make periodic distributions to Shareholders.

a)  On November 17, 2025, Canary Capital Group Inc., purchased 10,000 Shares at a per-Share price of $25 (“Seed Shares”) in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act. Total proceeds to the Trust from the sale of the Seed Shares was $250,000. The Trust’s Shares began trading on the Exchange on November 18, 2025 and since that date, through December 31, 2025 (excluding any redemptions), the Trust sold 80,000 Shares for aggregate proceeds of $2,085,701, including the Seed Shares.

b)	Not applicable.

c)	There were no redemptions during the period from inception on November 17, 2025, through December 31, 2025.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Trust’s financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, the Trust’s audited financial statements and related notes included elsewhere in this Annual Report, which have been prepared in accordance with GAAP. See “Cautionary Statement Regarding Forward-Looking Statements” above.

Overview of the Trust

The Trust is an exchange-traded fund that issues Shares that are listed and trade on the Exchange. The Trust’s investment objective is to seek to provide exposure to the price of SOL held by the Trust, less the expenses of the Trust’s operations and other liabilities. A secondary investment objective is for the Trust to earn additional SOL through the validation of transactions in the SOL network’s (the “Solana Network”) proof-of-stake (“PoS”) process. In seeking to achieve its investment objectives, the Trust holds SOL and establish its NAV on each business day by reference to the Pricing Benchmark. The Pricing Benchmark is calculated by the Benchmark Provider based on a 60-minute time-weighted average price of the Underlying Index, which is an aggregation of executed trade flow of Constituent Platforms. The Benchmark Provider publishes the Pricing Benchmark. The Trust is sponsored by the Sponsor.

The Shareholders of the Trust take no part in the management or control, and have no voice in, the Trust’s operations or business. Except to elect a successor Sponsor upon the resignation of the Sponsor or as otherwise required by laws of the state of Delaware, Shareholders have no voting rights under the Trust Agreement.

Liquidity and Capital Resources

The Trust typically does not hold a cash balance except in connection with the creation and redemption of “Baskets” (i.e., blocks of 10,000 Shares) or to pay expenses not assumed by the Sponsor. The Trust pays the Sponsor an annual unified fee of 0.50% of the Trust’s SOL Holdings (the “Sponsor Fee”). The Trust’s “SOL Holdings” is the quantity of the Trust’s SOL plus any cash or other assets held by the Trust represented in SOL as calculated using the Pricing Benchmark price, less its liabilities (which include estimated accrued but unpaid fees and expenses) represented in SOL as calculated using the Pricing Benchmark price.

The Trust may also incur certain extraordinary, nonrecurring expenses that are not assumed by the Sponsor, including, but not limited to, brokerage and transaction costs associated with the sale or transfer of SOL, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust, the Trust’s assets, or the interests of Shareholders, any indemnification of the Custodians or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Extraordinary Expenses”). To the extent on-chain transaction fees are incurred in connection with transfers or sales of SOL to pay Extraordinary Expenses, the Trust bears such fees.

To the extent it does not have cash readily available, the Sponsor shall cause the transfer or sale of SOL in such quantity as may be necessary to permit the payment of Trust expenses and liabilities not assumed by the Sponsor or for payment of redemption proceeds to Authorized Participants. The Trust does not bear any costs associated with the transfer or sale of SOL to pay the Sponsor Fee. To the extent the Trust incurs any Extraordinary Expenses, the Trust bears the costs of any transfers or sales of SOL to pay such expenses. The Trust seeks to transfer SOL at such times and in the smallest amounts required to permit such payments as they become due. With respect to transfers or sales necessary to pay Trust expenses and liabilities that are denominated other than in SOL, the amount of SOL transferred or sold may vary from time to time depending on the actual sales price of SOL relative to the Trust’s expenses and liabilities (e.g., if the price of SOL falls, the amount of SOL needed to be transferred or sold to pay an expense denominated in U.S. dollars will increase). To the extent the Trust must buy or sell SOL, the Trust may do so through a third-party digital asset broker or dealer. When the Trust buys or sells SOL, the Sponsor seeks quotes from its SOL trading counterparties. Such transactions are typically conducted over the counter rather than over a trading platform or similar order matching service. The Sponsor selects third party brokers or dealers that it believes have implemented adequate AML, KYC and other legal compliance policies and procedures.

Results of Operations for the Period Ended December 31, 2025

The Trust commenced operations and its net asset value increased from $0 at the start of business on November 17, 2025, to $1,926,808 on December 31, 2025. The change in the Trust’s net assets resulted from an increase in outstanding Shares, which grew from 0 at the start of business on November 17, 2025, to 80,000 at December 31, 2025, as a result of 80,000 Shares (80 Baskets) being created and 0 Shares (0 Baskets) being redeemed during the period, and a decrease in the value of SOL, which depreciated –4.57% from $129.81 at November 17, 2025 (the initial share purchase date) to $123.87 at December 31, 2025.

The net asset value per Share decreased -3.69% from $25.00 as of November 17, 2025 (the initial share purchase date) to $24.09 as of December 31, 2025.

The net asset value per Share of $27.60 as of November 26, 2025 was the highest during the period, compared with a low of $22.10 as of December 18, 2025.

The decrease in net assets from operations for the period ended December 31, 2025 was $(158,893), resulting from staking income of $10,331 and unrealized depreciation of the Trust’s SOL investment of $(169,224).

Off-Balance Sheet Arrangements

As of December 31, 2025, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

Critical Accounting Policies

Principal Market and Fair Value Determination

The Trust’s periodic financial statements are prepared in accordance with the FASB ASC Topic 820 and utilize an exchange-traded price from the Trust’s principal market for SOL on the Trust’s financial statement measurement date. The Sponsor determined in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with GAAP. The Trust engaged a third-party vendor to obtain a price from a principal market for SOL, which was determined and designated by such third-party vendor daily based on its consideration of several exchange characteristics, including oversight, and the volume and frequency of trades. Under GAAP, such a price is deemed a Level 1 input in accordance with ASC Topic 820 because it is a quoted price in active markets for identical assets or liabilities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Trust is not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

CANARY MARINADE SOLANA ETF

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

Canary Marinade Solana ETF

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities, including the schedule of investment, of Canary Marinade Solana ETF (the “Trust”) as of December 31, 2025, the related statements of operations and changes in net assets for the period from November 17, 2025 (initial share purchase date) through December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2025, and the results of its operations and changes in net assets for the period November 17, 2025 (initial share purchase date) through December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of digital assets owned as of December 31, 2025, by correspondence with the custodians. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as Trust’s auditors since 2025.

/s/ Cohen & Company, Ltd.

COHEN & COMPANY, LTD.

Milwaukee, Wisconsin

March 30, 2026

Canary Marinade Solana ETF
Statement of Assets and Liabilities

December 31, 2025
ASSETS
Investments in Solana, at value (Note 2)	$1,926,808
Total Assets	$1,926,808

LIABILITIES
Payables
Payable to Sponsor (Note 3)	$—
Total Liabilities	—
NET ASSETS	$1,926,808

NET ASSETS CONSIST OF:
Paid-in capital	$2,085,701
Total distributable earnings (accumulated deficit)	(158,893)
Net Assets	$1,926,808

Net Asset Value (unlimited shares authorized):
Unlimited shares authorized:
Net Assets	$1,926,808
Shares Outstanding^	80,000
Net Asset Value, Offering and Redemption Price per Share	$24.09

Investments in securities, at cost	$2,096,032
^	No Par Value.

See accompanying notes to financial statements.

Canary Marinade Solana ETF
Schedule of Investment
December 31, 2025

Investments - 100.0%	Quantity	Fair Value
Crypto Currency - 100.0%
Solana	15,506	$1,926,808
TOTAL CRYPTO CURRENCY (Cost $2,096,032)	15,506	1,926,808

TOTAL INVESTMENTS - 100.0% (Cost $2,096,032)		1,926,808
Assets in Excess of Liabilities - 0.0%(a)		—
TOTAL NET ASSETS - 100.0%		$1,926,808

Percentages are stated as a percent of net assets.

(a)	Represents less than 0.5% of total Net Assets.

See accompanying notes to financial statements.

Canary Marinade Solana ETF
Statement of Operations

For the Period ended December 31, 2025(a)
INVESTMENT INCOME
Income:
Staking income	$10,331
Total Income	10,331

Expenses:
Sponsor fees (Note 3)	969
Total Expenses	969
Sponsor fees waived (Note 3)	(969)
Net Expenses	—
Net Investment income (loss)	$10,331

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) on:
Investments in securities	$—
Net change in unrealized appreciation (depreciation) of:
Investments in securities	(169,224)

Net realized and unrealized gain (loss) on investments	(169,224)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(158,893)

(a)	Initial share purchase date of fund was 11/17/2025.

See accompanying notes to financial statements.

Canary Marinade Solana ETF
Statement of Changes in Net Assets

For the Period ended December 31, 2025(a)
INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment income (loss)	$10,331
Net realized gain (loss) on investments	—
Net change in unrealized appreciation (depreciation) of investments	(169,224)
Net increase (decrease) in net assets resulting from operations	(158,893)

CAPITAL SHARE TRANSACTIONS
Shares sold	2,085,701
Shares redeemed	—
Net increase (decrease) in net assets from capital share transactions	2,085,701
Total increase (decrease) in net assets	1,926,808

NET ASSETS
Beginning of Period	—
End of Period	$1,926,808

(a)	Initial share purchase date of fund was 11/17/2025.

See accompanying notes to financial statements.

Canary Marinade Solana ETF

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2025

1.	Organization

The Canary Marinade Solana ETF (the “Trust”) is a Delaware statutory trust, formed on June 6, 2025, pursuant to the Delaware Statutory Trust Act. The Trust continuously issues common shares representing fractional undivided beneficial interest in and ownership of the Trust that may be purchased and sold on the Nasdaq Stock Market, LLC (the “Exchange”) under the symbol “SOLC.” The Trust operates pursuant to a Trust Agreement, as amended and/or restated from time to time (the “Trust Agreement”). CSC Delaware Trust Company, a Delaware trust company, is the trustee of the Trust (the “Trustee”). The Trust is managed and controlled by Canary Capital Group LLC (the “Sponsor”).

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

Investment Transactions and Investment Income

The Trust purchases SOL upon the creation of Shares and sells SOL upon the redemption of Shares. Transactions are recorded on a trade-date basis. Realized gains (losses) and changes in unrealized gains (losses) on open positions are determined on a specific identification basis and recognized in the statement of operations in the period in which the sale occurred or the changes in unrealized occurred.

Income Taxes

The Sponsor takes the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s assets and a pro rata portion of the Trust’s income, gains, losses and deductions will “flow through” to each beneficial owner of Shares. If the Trust were not properly classified as a grantor trust, the Trust might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital assets, with respect to staking and including forks, airdrops and similar occurrences for U.S. federal income tax purposes, there can be no assurance in this regard. If the Trust were classified as a partnership for

U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing. In addition, tax information reports provided to beneficial owners of Shares would be made in a different form. If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it would be classified as a corporation for such purposes. In that event, the Trust would be subject to entity-level U.S. federal income tax (currently at the rate of 21%) on its net taxable income and certain distributions made by the Trust to shareholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits.

Digital Asset Trading Platform Valuation

US GAAP defines fair value as the price the Trust would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Trust’s policy is to value investments held at fair value.

The Trust identifies and determines the SOL principal market (or in the absence of a principal market, the most advantageous market) for GAAP purposes consistent with the application of the fair value measurement framework in FASB ASC 820 – Fair Value Measurement. A principal market is the market with the greatest volume and activity level for the asset or liability. The determination of the principal market will be based on the market with the greatest volume and level of activity that can be accessed. The Trust obtains relevant volume and level of activity information and based on initial analysis will select an exchange market as the Trust’s principal market. The net asset value (“NAV”) and NAV per Share will be calculated using the fair value of SOL based on the price provided by this exchange market, as of 4:00 p.m. ET on the measurement date for GAAP purposes. The Trust will update its principal market analysis periodically and as needed to the extent that events have occurred, or activities have changed in a manner that could change the Trust’s determination of the principal market.

Various inputs are used in determining the fair value of assets and liabilities. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The level of a value determined for an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are as follows:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3: Unobservable inputs, including the Trust’s assumptions used in determining the fair value of investments, where there is little or no market activity for the asset or liability at the measurement date.

The following table presents information about the Trust’s assets measured at fair value as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Investments:
SOL	$1,926,808	$—	$—	$1,926,808
Total Investments	$1,926,808	$—	$—	$1,926,808

There were no transfers between levels for the period ended December 31, 2025.

The following represents the changes in quantity of SOL and the respective fair value:

	SOL	Fair Value
Beginning balance as of November 17, 2025	—	$—
SOL purchased	15,506	2,096,032
SOL contributed in-kind for the creation of Shares	—	—
SOL distributed in-kind for the redemption of Shares	—	—
Net change in unrealized appreciation (depreciation) in SOL	—	(169,224)
Net realized gain (loss) on investment in SOL	—	—
Ending balance as of December 31, 2025	15,506	$1,926,808

Calculation of NAV

The Administrator, defined below, determines the NAV of the Trust on each day that the Exchange is open for regular trading, as promptly as practicable after 4:00 p.m. ET. The NAV of the Trust is the aggregate value of the Trust’s assets less its accrued but unpaid liabilities (which include accrued expenses). In determining the Trust’s NAV, the Administrator values SOL held by the Trust based on the price set by the Index as of 4:00 p.m. ET. The Administrator also determines the NAV per Share. For purposes of the Trust’s financial statements, the Trust utilizes a pricing source that is consistent with GAAP, as of the financial statement measurement date, which may result in valuations that differ from the Trust’s daily NAV calculations. The Sponsor determines in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with GAAP.

The Trust’s NAV per Share is calculated by taking the current fair value of its total assets, subtracting any liabilities, and dividing that total by the number of Shares.

Segment Reporting

The Trust operates through a single operating and reporting segment with a primary objective of providing exposure to the price of SOL held by the Trust, less the expenses of the Trust’s operations and other liabilities. The Trust’s chief operating decision maker (“CODM”) is the Principal Executive Officer. The CODM monitors the operating results of the Trust and the Trust’s long-term strategic asset allocation is predetermined in accordance with the terms of its prospectus, based on the defined investment strategy against which the CODM assesses the Trust’s performance. In addition to other metrics, the CODM uses net increase (decrease) in net assets resulting from operations as a key metric to assess the Trust’s performance.

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

The Sponsor agreed to waive the Sponsor Fee in its entirety until the earlier of: (1) the Federal Reserve's Federal Open Market Committee establishing a target range for the Federal Funds Rate that includes or is lower than 3.00%; or (2) July 1, 2026. For the period ended December 31, 2025, the Trust incurred $969 in Sponsor Fees, of which, $969 was waived by the Sponsor, as presented on the Statement of Operations.

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

To the extent it does not have cash readily available, the Sponsor will cause the transfer or sale of SOL in such quantity as may be necessary to permit the payment of Trust expenses and liabilities not assumed by the Sponsor or for payment of cash redemption proceeds to Authorized Participants (as defined below). The Trust will seek to transfer or sell SOL at such times and in the smallest amounts required to permit such payments as they become due. With respect to transfers or sales necessary to pay Trust expenses and liabilities that are denominated other than in SOL, the amount of SOL transferred or sold may vary from time to time depending on the actual sales price of SOL relative to the Trust’s expenses and liabilities (e.g., if the price of SOL falls, the amount of SOL needed to be transferred or sold to pay an expense or liability denominated in U.S. dollars will increase). To the extent the Trust must buy or sell SOL, the Trust may do so through a third-party digital asset broker or dealer. The Sponsor will select third party brokers or dealers that it believes have implemented adequate AML, KYC and other legal compliance policies and procedures.

Under the terms of each Authorized Participant Agreement, the Authorized Participants will be responsible for any brokerage or transaction costs associated with the sale or transfer of SOL incurred in connection with the fulfillment of a creation or redemption order.

(b)	Administrator, Custodian and Transfer Agent

U.S. Bancorp Fund Services, LLC, doing business as U.S. Bank Global Fund Services (the “Administrator” and “Transfer Agent”) serves as administrator, transfer agent and accounting agent of the Trust pursuant to a Fund Servicing Agreement. BitGo Trust Company, Inc. (the “Custodian”) serves as the Trust’s SOL Custodian. Under the BitGo Custodial Services Agreement, the Custodian is responsible for safekeeping all the Trust’s SOL. The Custodian was selected by the Sponsor. The Sponsor is responsible for opening accounts with the Custodian that hold the Trust’s SOL (the “SOL Accounts”), as well as facilitating the transfer or sale of SOL required for the operation of the Trust.

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

The Trust is an exchange-traded product. The Trust issues Shares on a continuous basis and, when the Trust creates or redeems its Shares, it does so in blocks of 10,000 Shares (a “Basket”) based on the quantity of SOL attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities). Certain financial firms are authorized to purchase or redeem Shares of the Trust (“Authorized Participants”).

The manner by which creations are made is dictated by the terms of the Authorized Participant Agreement. Creation orders may be denominated and settled in an amount of SOL (“In-Kind Creation Order”) or in cash (“Cash Creation Order”). By placing an In-Kind Creation Order, an Authorized Participant agrees to facilitate the deposit of SOL with the Custodian, either directly or indirectly through an Authorized Participant Designee. By placing a Cash Creation Order, an Authorized Participant agrees to facilitate the deposit of cash with the Cash Custodian. An Authorized Participant may not withdraw a creation order without the prior consent of the Sponsor in its discretion.

The manner by which redemptions are made is dictated by the terms of the Authorized Participant Agreement. Redemption orders are denominated and settled either in-kind (“In-Kind Redemption Order”) or in cash (“Cash Redemption Order”). By placing a redemption order, an Authorized Participant agrees to facilitate the deposit of Shares with the Transfer Agent. If an Authorized Participant fails to consummate the foregoing, the order will be cancelled or delayed until the required Shares have been received. An Authorized Participant may not withdraw a redemption order without the prior consent of the Sponsor in its discretion.

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

Activity in the number and value of Shares created and redeemed for the period ended December 31, 2025 are as follows:

	Number of Shares	Value of Shares
Creations	80,000	$2,085,701
Redemptions	—	—
Net change in Shares created and redeemed	80,000	$2,085,701

5.	Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the period from November 17, 2025 (the initial share purchase date) through December 31, 2025. As the Trust had not yet commenced operations before this period, no comparative period is presented. The total return at NAV is based on the change in NAV of a Share during the period, and the total return at market value is based on the change in market value of a Share on the Exchange during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

For the period November 17, 2025 (initial share purchase date) through December 31, 2025:

Net Asset Value, Beginning of Period	$25.00
Net investment income (loss)(1)	0.16
Net Realized and Unrealized Gain (Loss) on Investments(2)	(1.07)
Net Increase (Decrease) in Net Asset Value Resulting from Operations	(0.91)
Net Asset Value, End of Period	$24.09
Market Value Per Share, at December 31, 2025(3)	$24.06
Total Return at Net Asset Value(4)	-3.69%
Total Return at Market Value(3)(4)	-3.78%
Ratios to Average Net Assets:(5)
Expense ratio before expense waiver	0.50%
Expense ratio after expense waiver	0.00%
Net Investment Income (Loss) before expense waiver	4.83%
Net Investment Income (Loss) after expense waiver	5.33%

(1)	Net investment loss per share represents net investment loss divided by the daily average shares of beneficial interest outstanding during the period.
(2)	Due to timing of capital share transactions, per share amounts may not compare with amounts appearing elsewhere within these Financial Statements.
(3)	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Fund's net asset value is calculated.
(4)	Not Annualized.
(5)	Annualized.

6.	Related Parties

The Sponsor is considered to be a related party to the Trust. The Trust's operations are supported by its Sponsor. As of December 31, 2025, the Sponsor did not own any Shares of the Trust.

7.	Commitments and Contingent Liabilities

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

8.	SOL Staking

Under normal circumstances, the Sponsor will seek to stake all of the Trust’s SOL through one or more staking providers (each, a “Staking Provider”) except for SOL reserved by the Sponsor in its sole discretion to facilitate foreseeable redemption transactions, pay Trust expenses or otherwise protect the Trust and its assets. In consideration for any staking activity in which the Trust may engage, the Trust will receive a portion of the staking rewards generated by a Staking Provider. The Staking Provider for the Trust’s SOL is Sous Vide Ltd. (“Marinade Finance”).

The Trust earns staking rewards by delegating a portion of its SOL on the Solana Network’s proof-of-stake consensus protocol. The Trust will stake the Trust’s SOL on the Solana Network through the Custodian using a software protocol provided by Marinade Finance that connects the Trust to a pool of verified validator nodes on the Solana Network for automated SOL staking optimization. As a result of any staking activity in which the Trust may engage, the Trust expects to receive certain staking rewards of SOL, which may be treated for federal income tax purposes as income to the Trust. The Trust itself will not engage in staking activities, including operation of a validator node. Instead, the staking program will be operated through the Trust’s service providers, including the Custodian and Staking Provider. The Staking Provider exercises no discretion as to the amount the Trust’s SOL to be staked or timing of the staking activities. The Custodian will maintain exclusive possession and control of the private keys associated with any staked SOL at all times. As of December 31, 2025, 15,503 SOL were staked, representing a fair value of $1,926,423, which is included in Investments, at fair value on the Statement of Assets and Liabilities.

Staking rewards represent variable consideration, as the amount of rewards is not known until the applicable validation activities are completed, and the Trust receives rewards in their custodial account. The contract term is the length of each staking epoch. The staking epoch for the Solana Network is approximately two days. Staking rewards are recognized as income when the Trust satisfies its performance obligations (i.e., successfully validates blocks or transactions as determined by the protocol) ratably over the contract term. Staking rewards are received in SOL, which represents non-cash consideration. Non-cash consideration is measured at fair value at the inception of each contract (i.e., the beginning of each staking epoch). Because the Trust is not the principal to the block validation service, it does not control the full output of the reward-generating activity, and instead receives net staking rewards, after Validator Fees are deducted. As such, the Trust presents staking income on a net basis, reflecting only the portion of protocol rewards to which it is entitled. For the period ended December 31, 2025, the Trust generated $10,331 in staking income, as presented on the Statement of Operations.

9.	Subsequent Events

The Sponsor has evaluated subsequent events through the date the financial statements were issued. Based on this evaluation, no adjustments or disclosures to the financial statements were required.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its 1934 Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial Officer of the Sponsor to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust's disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of December 31, 2025, the Trust’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2025. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the period ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate

Governance. The Sponsor

The Trust does not have any directors, officers or employees. The creation and operation of the Trust have been arranged by the Sponsor.

Background and Principals

Steven McClurg – Chief Executive Officer

Steven McClurg has considerable finance and fintech experience. Most recently, Mr. McClurg served as the Chief Investment Officer of Valkyrie Investments. Mr. McClurg also founded Theseus Capital, a Blockchain-powered asset management platform, followed by joining Blockchain-focused merchant bank, Galaxy Digital, where he continued as Managing Director, building their asset management and public funds businesses. Most relevant, Mr. McClurg was a Managing Director at Guggenheim Partners, where he was a portfolio manager and responsible for portfolio construction and strategy for fixed income and private equity. He also has experience in leadership roles in technology companies such as Electronic Arts. Mr. McClurg holds a Master of Science and an MBA from Pepperdine University, where he has served as an adjunct professor. Mr. McClurg is the Principal Executive Officer of the Trust.

Drew Hill – President

Drew Hill is an experienced attorney specializing in blockchain, token and cryptocurrency law, with a focus on securities law and regulatory compliance for public and private funds. Previously, Mr. Hill served as General Counsel and Chief Compliance Officer at Valkyrie Investments, where he led the legal and compliance teams and played a key role in launching digital asset themed ETFs, including the spot Bitcoin ETF “BRRR” and the bitcoin miners ETF “WGMI.” Prior to his tenure at Valkyrie Investments, Mr. Hill was a key member of the nationally recognized Blockchain Practice at Frost Brown Todd LLC, advising clients on mergers and acquisitions, private fund formation, start-up fundraising and securities law compliance for token and cryptocurrency issuers. Mr. Hill currently serves as President and Chief Legal Officer of Canary Capital Group. Mr. Hill holds a Bachelor of Arts in Finance and Spanish from the Clark Honors College at the University of Oregon and a Juris Doctor from Northwestern University Pritzker School of Law.

Starr Frohlich – Principal Financial Officer and Principal Accounting Officer

Starr Frohlich has extensive experience in finance and investment management. Ms. Frohlich currently serves as a Director on the Principal Financial Officer Services team at PINE Advisor Solutions, where she acts as Principal Financial Officer and Treasurer for registered fund products, overseeing financial, accounting and regulatory reporting functions. Previously, Ms. Frohlich was Vice President at JPMorgan Chase & Co., where she supervised financial reporting and regulatory filings for a wide range of registered investment companies. Earlier in her career, she was Vice President and Treasurer of AssetMark, Inc.'s proprietary registered funds, and she also held a senior fund administration and financial reporting position at U.S. Bank Global Fund Services. Ms. Frohlich serves as the Principal Financial Officer and the Principal Accounting Officer of the Trust. Ms. Frohlich holds a Bachelor of Science in Accounting from the University of Minnesota and is a Certified Public Accountant.

Family Relationships

There are no family relationships among our executive officers.

Indemnification

The general fiduciary duties that would otherwise be imposed on the Sponsor (which would make its operation of the Trust as described herein impracticable due to the strict prohibition imposed by such duties on, for example, conflicts of interest on behalf of a fiduciary in its dealings with its beneficiaries), are replaced entirely by the terms of the Trust Agreement (to which terms all Shareholders, by subscribing to the Shares, are deemed to consent).

The Trust Agreement provides that the Trust shall indemnify, defend and hold harmless the Trustee (including in its individual capacity) and any of the officers, directors, employees and agents of the Trustee (the “Indemnified Persons”) from and against any and all losses, damages, liabilities, claims, actions, suits, costs, expenses, disbursements (including the reasonable fees and expenses of counsel and fees and expenses incurred in connection with enforcement of its indemnification rights under the Trust Agreement), taxes and penalties of any kind and nature whatsoever (collectively, “Expenses”), to the extent that such Expenses arise out of or are imposed upon or asserted at any time against such Indemnified Persons with respect to the performance of the Trust Agreement, the creation, operation or termination of the Trust or the transactions contemplated thereby; provided, however, that the Trust shall not be required to indemnify any Indemnified Person for any Expenses which are a result of the willful misconduct, bad faith or gross negligence of an Indemnified Person. If the Trust shall have insufficient assets or improperly refuses to pay an Indemnified Person within sixty (60) days of a request for payment owed hereunder, the Sponsor shall, as secondary obligor, compensate or reimburse the Trustee or indemnify, defend and hold harmless an Indemnified Person as if it were the primary obligor under the Trust Agreement; provided, however, that the Sponsor shall not be required to indemnify any Indemnified Person for any Expenses which are a result of the willful misconduct, bad faith or gross negligence of an Indemnified Person. To the fullest extent permitted by law and by the requirement for treatment of the Trust as a grantor trust for tax purposes, Expenses to be incurred by an Indemnified Person shall, from time to time, be advanced by, or on behalf of, the Sponsor prior to the final disposition of any matter upon receipt by the Sponsor of an undertaking by, or on behalf of, such Indemnified Person to repay such amount if it shall be determined that the Indemnified Person is not entitled to be indemnified under this Trust Agreement.

Under Delaware law, a beneficial owner of a statutory trust (such as a shareholder of the Trust) may, under certain circumstances, institute legal action on behalf of himself and all other similarly situated beneficial owners (a “class action”) to recover damages for violations of fiduciary duties, or on behalf of a statutory trust (a “derivative action”) to recover damages from a third party where there has been a failure or refusal to institute proceedings to recover such damages. In addition, beneficial owners may have the right, subject to certain legal requirements, to bring class actions in federal court to enforce their rights under the federal securities laws and the rules and regulations promulgated thereunder by the SEC. Beneficial owners who have suffered losses in connection with the purchase or sale of their beneficial interests may be able to recover such losses from the Sponsor where the losses result from a violation by the Sponsor of the anti-fraud provisions of the federal securities laws.

The foregoing summary describing in general terms the remedies available to shareholders under federal law is based on statutes, rules and decisions as of the date of this Annual Report. As this is a rapidly developing and changing area of the law, shareholders who believe that they may have a legal cause of action against any of the foregoing parties should consult their own counsel as to their evaluation of the status of the applicable law at such time.

Code of Ethics

The Trust has not adopted a code of ethics (“Code of Ethics”) as it is not required to do so under applicable laws, rules and regulations.

Insider Trading Policies and Procedures

Because the Trust does not have directors, officers, or employees, it has not adopted insider trading policies and procedures governing the purchase, sale and/or disposition of Trust securities by such persons.

Item 11. Executive Compensation.

The Trust has no employees or directors and is managed by the Sponsor. None of the officers of the Trust, or the members or officers of the Sponsor receive compensation from the Trust.

The Sponsor is entitled to receive a Sponsor’s Fee from the Trust equal to a unified fee of 0.50% of the Trust’s SOL Holdings.

During the fiscal period ended December 31, 2025, the Sponsor elected to waive all sponsor fees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Sponsor Agreement

The Trust pays the Sponsor an annual unified fee of 0.50% of the Trust’s SOL Holdings (the “Sponsor Fee”). The Trust’s “SOL Holdings” is the quantity of the Trust’s SOL plus any cash or other assets held by the Trust represented in SOL as calculated using the Pricing Benchmark price, less its liabilities (which include estimated accrued but unpaid fees and expenses) represented in SOL as calculated using the Pricing Benchmark price. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Administrator calculates the Sponsor Fee in respect of each day by reference to the prior day’s SOL Holdings. Except for periods during which all or a portion of the Sponsor Fee is being waived, the Sponsor Fee accrues daily in SOL and is payable monthly in SOL or cash. To the extent there are any on-chain transaction fees incurred in connection with the transfers of SOL to pay the Sponsor Fee, the Sponsor, and not the Trust, shall bear such fees. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor Fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver.

As partial consideration for its receipt of the Sponsor Fee, the Sponsor is obligated under the Trust Agreement to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including: (i) the fees of the Trust’s third-party service providers including, but not limited to, the Marketing Agent, the Administrator, the Custodian, the Cash Custodian, the Transfer Agent, the Benchmark Provider, and the Trustee, (ii) the fees and expenses related to the listing, quotation or trading of the Shares on the Exchange (including customary legal, marketing and audit fees and expenses), (iii) legal fees and expenses incurred in the ordinary course, (iv) audit fees, (v) regulatory fees, including, if applicable, any fees relating to the registration of the Trust and Shares, including any ongoing filings related to the offering of Shares, under the 1933 Act or the 1934 Act, (vi) printing and mailing costs, (vii) costs of maintaining the Trust’s website and (viii) applicable license fees (each, a “Sponsor-paid Expense” and collectively, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Extraordinary Expense (as defined below) is not deemed to be a Sponsor-paid Expense. There is no cap on the amount of Sponsor-paid Expenses. The Sponsor has also assumed all fees and expenses related to the organization and offering of the Trust and the Shares.

The Trust may incur certain extraordinary, nonrecurring expenses that are not Sponsor-paid Expenses, including, but not limited to, brokerage and transaction costs associated with the sale or transfer of SOL, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust, the Trust’s assets, or the interests of Shareholders, any indemnification of the Custodians or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Extraordinary Expenses”). To the extent on-chain transaction fees are incurred in connection with transfers or sales of SOL to pay Extraordinary Expenses, the Trust bears such fees.

To the extent it does not have cash readily available, the Sponsor shall cause the transfer or sale of SOL in such quantity as may be necessary to permit the payment of Trust expenses and liabilities not assumed by the Sponsor or for payment of redemption proceeds to Authorized Participants. The Trust does not bear any costs associated with the transfer or sale of SOL to pay the Sponsor Fee. To the extent the Trust incurs any Extraordinary Expenses, the Trust bears the costs of any transfers or sales of SOL to pay such expenses. The Trust seeks to transfer SOL at such times and in the smallest amounts required to permit such payments as they become due. With respect to transfers or sales necessary to pay Trust expenses and liabilities that are denominated other than in SOL, the amount of SOL transferred or sold may vary from time to time depending on the actual sales price of SOL relative to the Trust’s expenses and liabilities (e.g., if the price of SOL falls, the amount of SOL needed to be transferred or sold to pay an expense denominated in U.S. dollars will increase). To the extent the Trust must buy or sell SOL, the Trust may do so through a third-party digital asset broker or dealer. When the Trust buys or sells SOL, the Sponsor seeks quotes from its SOL trading counterparties. Such transactions are typically conducted over the counter rather than over a trading platform or similar order matching service. The Sponsor selects third party brokers or dealers that it believes have implemented adequate AML, KYC and other legal compliance policies and procedures.

Under the terms of each Authorized Participant Agreement, the Authorized Participants are responsible for any brokerage or transaction costs associated with the sale or transfer of SOL incurred in connection with the fulfillment of a creation or redemption order.

Director Independence

The Trust does not have any directors, officers or employees. The creation and operation of the Trust have been arranged by the Sponsor.

Item 14. Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by Cohen & Company, Ltd. (“Cohen & Co”) for the period ended December 31, 2025 were as follows:

Period Ended December 31, 2025
Audit Fees	$60,000
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-
Total	$60,000

(5) The Sponsor approved all of the services provided by Cohen & Co described above. The Sponsor pre-approves all audit and allowed non-audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

For a list of the financial statements included herein, see Index to the Financial Statements on page 30 of this Annual Report on Form 10-K, incorporated into this Item by reference.

(b)(1) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(c)(1) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

Exhibit No.	Exhibit Description
3.1	First Amended and Restated Trust Agreement, incorporated by reference to Exhibit 3.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-282903), filed on October 10, 2025
3.2	Certificate of Trust, incorporated by reference to Exhibit 3.2 of the Trust’s Registration Statement on Form S-1 (File No. 333-282903), filed on October 30, 2025
4.1	Description of Registrant’s Securities
10.1	Form of Initial Authorized Participant Agreement, incorporated by reference to Exhibit 10.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-282903), filed on September 26, 2025
10.2	Marketing Agreement, incorporated by reference to Exhibit 10.2 of the Trust’s Registration Statement on Form S-1 (File No. 333-282903), filed on September 26, 2025
10.3	Custodial Services Agreement, incorporated by reference to Exhibit 10.3 of the Trust’s Registration Statement on Form S-1 (File No. 333-282903), filed on September 26, 2025
10.4	Administration Agreement, incorporated by reference to Exhibit 10.4 of the Trust’s Registration Statement on Form S-1 (File No. 333-282903), filed on September 26, 2025
10.5	Transfer Agency Agreement, incorporated by reference to Exhibit 10.5 of the Trust’s Registration Statement on Form S-1 (File No. 333-282903), filed on September 26, 2025
10.6	Fund Accounting and Servicing Agreement, incorporated by reference to Exhibit 10.6 of the Trust’s Registration Statement on Form S-1 (File No. 333-282903), filed on September 26, 2025
10.7	Sponsor Agreement, incorporated by reference to Exhibit 10.7 of the Trust’s Registration Statement on Form S-1 (File No. 333-282903), filed on October 10, 2025
10.8	Cash Custody Agreement (Custodian Agreement), incorporated by reference to Exhibit 3.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-282903), filed on September 26, 2025
10.9	Index Licensing Agreement, incorporated by reference to Exhibit 10.9 of the Trust’s Registration Statement on Form S-1 (File No. 333-282903), filed on September 26, 2025
31.1	Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification by Principal Executive Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Principal Financial Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Recovery Policy for Erroneously Awarded Incentive-Based Compensation Policy
101.INS	Inline XBRL Instance Document the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned*, thereunto duly authorized.

CANARY MARINADE SOLANA ETF

Date: March 31, 2026	By:	/s/ Steven McClurg
	Name:	Steven McClurg
	Title:	Chief Executive Officer (Principal Executive Officer)*

	By:	/s/ Starr Frohlich
	Name:	Starr Frohlich
	Title:	Principal Financial and Accounting Officer

* The Registrant is a trust and this person is signing in their capacity as an officer of Canary Capital Group LLC, the Sponsor of the Registrant.