Form 10-Q
period 2026-03-31
Canary Marinade Solana ETF
filed 2026-05-13
CIK 2041869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 001-42956

Canary Marinade Solana ETF

(Exact name of Registrant as specified in its Charter)

Delaware	33-6435097
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Canary Capital Group LLC	37027
8 Cadillac Drive, Suite 300	(Zip Code)
Brentwood, Tennessee
(Address of principal executive offices)

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

The Registrant had 70,000 shares outstanding as of May 12, 2026.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.

Financial Statements

Statements of Assets and Liabilities (unaudited)

Schedules of Investments (unaudited)

Statement of Operations (unaudited)

Statement of Changes in Net Assets (unaudited)

Notes to the Financial Statements (unaudited)

		1 1 2 4 5 6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Mine Safety Disclosures	16
Item 5.	Other Information	16
Item 6.	Exhibits	16

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Canary Marinade Solana ETF

Statements of Assets and Liabilities

	March 31, 2026 (Unaudited)	December 31, 2025
ASSETS
Investments in Solana, at value (Note 2)	$1,145,618	$1,926,808
Total Assets	$1,145,618	$1,926,808

LIABILITIES
Payables
Payable to Sponsor (Note 3)	$—	$—
Total Liabilities	—	—
NET ASSETS	$1,145,618	$1,926,808

NET ASSETS CONSIST OF:
Paid-in capital	$1,856,469	$2,085,701
Total distributable earnings (accumulated deficit)	(710,851)	(158,893)
Net Assets	$1,145,618	$1,926,808

Net Asset Value (unlimited shares authorized):
Unlimited shares authorized:
Net Assets	$1,145,618	$1,926,808
Shares Outstanding^	70,000	80,000
Net Asset Value, Offering and Redemption Price per Share	$16.37	$24.09

Investments in securities, at cost	$1,854,598	$2,096,032

^	No Par Value.

See accompanying notes to financial statements.

Canary Marinade Solana ETF

Schedule of Investment

March 31, 2026 (Unaudited)

Investments - 100.0%	Quantity(a)	Fair Value
Crypto Currency - 100.0%
Solana	13,784	$1,145,618
TOTAL CRYPTO CURRENCY (Cost $1,854,598)	13,784	1,145,618
TOTAL INVESTMENTS - 100.0% (Cost $1,854,598)		1,145,618
Assets in Excess of Liabilities - (0.0)%		—
TOTAL NET ASSETS - 100.0%		$1,145,618

Percentages are stated as a percent of net assets.

(a)	See Note 8 in Notes to the Financial Statements for information on the quantity of Solana staked.

See accompanying notes to financial statements.

Canary Marinade Solana ETF

Schedule of Investment

December 31, 2025

Investments - 100.0%	Quantity(a)	Fair Value
Crypto Currency - 100.0%
Solana	15,506	$1,926,808
TOTAL CRYPTO CURRENCY (Cost $2,096,032)	15,506	1,926,808
TOTAL INVESTMENTS - 100.0% (Cost $2,096,032)		1,926,808
Assets in Excess of Liabilities - (0.0)%		—
TOTAL NET ASSETS - 100.0%		$1,926,808

Percentages are stated as a percent of net assets.

(a)	See Note 8 in Notes to the Financial Statements for information on the quantity of Solana staked.

See accompanying notes to financial statements.

Canary Marinade Solana ETF

Statement of Operations

For the Quarter Ended March 31, 2026 (Unaudited)*
INVESTMENT INCOME
Income:
Staking Income (Note 8)	$21,975
Total Income	$21,975
Expenses:
Sponsor fees (Note 3)	$1,691
Total Expenses	1,691
Sponsor fees waived (Note 3)	(1,691)
Net Expenses	—
Net Investment income (loss)	$21,975

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS

Net realized gain (loss) on:
Investments in crypto currency	$(34,177)
Net change in unrealized appreciation (depreciation) of:
Investments in crypto currency	(539,756)
Net realized and unrealized gain (loss) on investments	(573,933)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(551,958)

*	No comparative financial statements have been provided as the initial share purchase date of the Trust was November 17, 2025.

See accompanying notes to financial statements.

Canary Marinade Solana ETF

Statement of Changes in Net Assets

For the Quarter Ended March 31, 2026 (Unaudited)*
INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment income (loss)	$21,975
Net realized gain (loss) on investments	(34,177)
Net change in unrealized appreciation (depreciation) of investments	(539,756)
Net increase (decrease) in net assets resulting from operations	(551,958)

CAPITAL SHARE TRANSACTIONS
Shares sold	280,352
Shares redeemed	(509,584)
Net increase (decrease) in net assets from capital share transactions	(229,232)
Total increase (decrease) in net assets	(781,190)

NET ASSETS
Beginning of Period	1,926,808
End of Period	$1,145,618

*	No comparative financial statements have been provided as the initial share purchase date of the Trust was November 17, 2025.

See accompanying notes to financial statements.

Canary Marinade Solana ETF

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2026 (Unaudited)

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

The Trust is an exchange-traded fund that issues shares of beneficial interest (the “Shares”) that are listed and trade on the Exchange. The Trust’s investment objective is to seek to provide exposure to the price of Solana (“SOL”) held by the Trust, less the expenses of the Trust’s operations and other liabilities. A secondary investment objective is for the Trust to earn additional SOL through the validation of transactions in the SOL network’s (the “Solana Network”) proof-of-stake (“PoS”) process. In seeking to achieve its investment objectives, the Trust holds SOL and establishes its net asset value (“NAV”) on each business day by reference to the CoinDesk Solana CCIXber 60m New York Rate (the “Pricing Benchmark”). The Pricing Benchmark is calculated by CoinDesk Indices (the “Benchmark Provider”) based on a 60-minute time-weighted average price of the SOLUSD CCIXber Reference Rate (the “Underlying Index”), which is an aggregation of executed trade flow of major SOL trading platforms (“Constituent Platforms”). The Benchmark Provider publishes the Pricing Benchmark. The Trust is sponsored by the Sponsor.

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

Cash

Generally, the Trust does not intend to hold any cash. Cash includes non-interest-bearing non-restricted cash with one institution. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits. The Trust has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on such bank deposits.

Investment Transactions and Investment Income

The Trust purchases SOL upon the creation of Shares and sells SOL upon the redemption of Shares. Transactions are recorded on a trade date basis. Realized gains (losses) and changes in unrealized gains (losses) on open positions are determined on a specific identification basis and recognized in the statement of operations in the period in which the sale occurred or the changes in unrealized gains (losses) occurred.

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

The following table presents information about the Trust’s assets measured at fair value as of March 31, 2026:

	Level 1	Level 2	Level 3	Total
March 31, 2026 (Unaudited)
Assets
Investment in SOL	$1,145,618	$—	$—	$1,145,618
December 31, 2025
Assets
Investment in SOL	$1,926,808	$—	$—	$1,926,808

There were no transfers between levels for the quarter ended March 31, 2026, or the period ended December 31, 2025.

The following tables summarize activity in SOL for the quarter ended March 31, 2026 and for the period from November 17, 2025 (initial share purchase date) to December 31, 2025:

	Quantity	Fair Value
Beginning balance as of January 1, 2026	15,506	$1,926,808
SOL purchased	1,944	280,352
SOL earned from staking	209	21,975
SOL sold for the redemption of Shares	(3,875)	(509,584)
SOL contributed in-kind for the creation of Shares	—	—
SOL distributed in-kind for the redemption of Shares	—	—
SOL transferred to pay the Sponsor fee	—	—
Net change in unrealized appreciation (depreciation) in SOL	—	(539,756)
Net realized gain (loss) on investment in SOL	—	(34,177)
Ending balance as of March 31, 2026 (Unaudited)	13,784	$1,145,618

	Quantity	Fair Value
Beginning balance as of November 17, 2025	—	$—
SOL purchased	15,420	2,085,701
SOL earned from staking	86	10,331
SOL sold for the redemption of Shares	—	—
SOL contributed in-kind for the creation of Shares	—	—
SOL distributed in-kind for the redemption of Shares	—	—
Net change in unrealized appreciation (depreciation) in SOL	—	(169,224)
Net realized gain (loss) on investment in SOL	—	—
Ending balance as of December 31, 2025	15,506	$1,926,808

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

The Sponsor agreed to waive the Sponsor Fee in its entirety until the earlier of: (1) the Federal Reserve’s Federal Open Market Committee establishing a target range for the Federal Funds Rate that includes or is lower than 3.00%; or (2) July 1, 2026. For the period ended March 31, 2026, the Trust incurred $1,691 in Sponsor Fees, of which, $1,691 was waived by the Sponsor, as presented on the Statement of Operations.

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

Share activity for the quarter ended March 31, 2026 was as follows:

	Quarter Ended March 31, 2026 (Unaudited)(a)
	Number of Shares	Value of Shares
Creations	10,000	$280,352
Redemptions	(20,000)	(509,584)
Net change in Shares created and redeemed	(10,000)	$(229,232)

(a)	No comparative periods have been presented as the initial share purchase date of the Trust was November 17, 2025.

5.	Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the quarter ended March 31, 2026. The total return at NAV is based on the change in NAV of a Share during the period, and the total return at market value is based on the change in market value of a Share on the Exchange during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Quarter Ended March 31, 2026 (Unaudited)*
Net Asset Value, Beginning of Period	$24.09
Net Investment Income (Loss)(a)	0.32
Net Realized and Unrealized Gain (Loss) on Investments(b)	(8.04)
Net Increase (Decrease) in Net Asset Value Resulting from Operations	(7.72)
Net Asset Value, End of Period	$16.37
Market Value Per Share(c)	$16.27
Total Return at Net Asset Value(d)	-32.05%
Total Return at Market Value(c)(d)	-32.38%
Ratios to Average Net Assets:(e)
Expense Ratio Before Expense Waiver	0.50%
Expense Ratio After Expense Waiver	0.00%
Net Investment Income (Loss) Before Expense Waiver	6.00%
Net Investment Income (Loss) After Expense Waiver	6.50%

*	No comparative financial highlights have been presented as the initial share purchase date of the Trust was November 17, 2025.

(a)	Net investment loss per share represents net investment loss divided by the daily average shares of beneficial interest outstanding during the period.
(b)	Due to timing of capital share transactions, per share amounts may not compare with amounts appearing elsewhere within these Financial Statements.
(c)	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Trust’s net asset value is calculated.
(d)	Not annualized.
(e)	Annualized.

6.	Related Parties

The Sponsor is considered to be a related party to the Trust. The Trust’s operations are supported by its Sponsor. As of March 31, 2026, the Sponsor did not own any Shares of the Trust.

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

The Trust earns staking rewards by delegating a portion of its SOL on the Solana Network’s proof-of-stake consensus protocol. The Trust will stake the Trust’s SOL on the Solana Network through the Custodian using a software protocol provided by Marinade Finance that connects the Trust to a pool of verified validator nodes on the Solana Network for automated SOL staking optimization. As a result of any staking activity in which the Trust may engage, the Trust expects to receive certain staking rewards of SOL, which may be treated for federal income tax purposes as income to the Trust. The Trust itself will not engage in staking activities, including operation of a validator node. Instead, the staking program will be operated through the Trust’s service providers, including the Custodian and Staking Provider. The Staking Provider exercises no discretion as to the amount the Trust’s SOL to be staked or timing of the staking activities. The Custodian will maintain exclusive possession and control of the private keys associated with any staked SOL at all times. As of March 31, 2026, 13,782 SOL were staked, representing a fair value of $1,138,952. As of December 31, 2025, 15,503 SOL were staked, representing a fair value of $1,926,423. The amounts of SOL staked are included in Investments, at fair value on the Statements of Assets and Liabilities.

Staking rewards represent variable consideration, as the amount of rewards is not known until the applicable validation activities are completed, and the Trust receives rewards in their custodial account. The contract term is the length of each staking epoch. The staking epoch for the Solana Network is approximately two days. Staking rewards are recognized as income when the Trust satisfies its performance obligations (i.e., successfully validates blocks or transactions as determined by the protocol) ratably over the contract term. Staking rewards are received in SOL, which represents non-cash consideration. Non-cash consideration is measured at fair value at the inception of each contract (i.e., the beginning of each staking epoch). Because the Trust is not the principal to the block validation service, it does not control the full output of the reward-generating activity, and instead receives net staking rewards, after Validator Fees are deducted. As such, the Trust presents staking income on a net basis, reflecting only the portion of protocol rewards to which it is entitled. For the period ended March 31, 2026, the Trust generated $21,975 in staking income, as presented on the Statement of Operations.

9.	Concentration Risk

Substantially all of the Trust’s assets are holdings of SOL, which creates a concentration risk associated with fluctuations in the price of SOL. Accordingly, a decline in the price of SOL will have an adverse effect on the value of the Shares of the Trust. Factors that may have the effect of causing a decline in the price of SOL include negative perception of digital assets; a lack of stability and standardized regulation in the digital asset markets; the closure or temporary shutdown of digital asset platforms due to fraud, business failure, security breaches or government mandated regulation; and a loss of investor confidence.

10.	Subsequent Events

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

● technology developments regarding the use of SOL and other digital assets, including the systems used by the Sponsor and the Trust’s custodians in their provision of services to the Trust;

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

Overview of the Trust

The Trust is an exchange-traded fund that issues Shares that are listed and trade on the Exchange. The Trust’s investment objective is to seek to provide exposure to the price of SOL held by the Trust, less the expenses of the Trust’s operations and other liabilities. A secondary investment objective is for the Trust to earn additional SOL through the validation of transactions in the SOL network’s (the “Solana Network”) proof-of-stake (“PoS”) process. In seeking to achieve its investment objectives, the Trust holds SOL and establishes its NAV on each business day by reference to the Pricing Benchmark. The Pricing Benchmark is calculated by the Benchmark Provider based on a 60-minute time-weighted average price of the Underlying Index, which is an aggregation of executed trade flow of Constituent Platforms. The Benchmark Provider publishes the Pricing Benchmark. The Trust is sponsored by the Sponsor.

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

Results of Operations for the Three Months Ended March 31, 2026*

The Trust’s net asset value decreased from $1,926,808 at December 31, 2025, to $1,145,618 at March 31, 2026. The change in the Trust’s net assets resulted from a decrease in outstanding Shares, which fell from 80,000 at December 31, 2025, to 70,000 at March 31, 2026, as a result of 10,000 Shares being created and 20,000 Shares being redeemed during the quarter, and a decrease in the value of SOL, which depreciated -33.12% from $124.26 at December 31, 2025, to $83.11 at March 31, 2026.

The net asset value per Share decreased -32.05% from $24.09 at December 31, 2025, to $16.37 at March 31, 2026.

The net asset value per Share of $28.62 at January 14, 2026 was the highest during the quarter, compared with a low of $15.07 at February 12, 2026.

The decrease in net assets from operations for the quarter ended March 31, 2026, was $(551,958), resulting from a decrease in unrealized gain on the Trust’s SOL investment of $(539,756), realized losses on the disposition of SOL of $(34,177), and staking income of $21,975.

*  No comparative periods have been presented as the initial share purchase date of the Trust was November 17, 2025.

Off-Balance Sheet Arrangements

As of March 31, 2026, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of March 31, 2026, the Trust’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)	None.

b)	Not applicable.

c)	The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Baskets held by Authorized Participants, the Trust redeemed 2 Baskets (comprising 20,000 Shares) during the three-month period ended March 31, 2026. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Number of Shares Redeemed	Average Price Paid per Share	Maximum number of shares that may yet be purchased
January 2026	20,000	$25.49	N/A
February 2026	—	$—	N/A
March 2026	—	$—	N/A

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

a)	All information required to be reported in a report on Form 8-K during the period covered by this Form 10-Q has been reported.

b)	Not applicable.

c)	No executive officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms defined in Item 408 of Regulation S K of the 1933 Act) for the three-month period ended March 31, 2026.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K of the 1933 Act):

Exhibit Number	Description
3.1**	First Amended and Restated Trust Agreement, incorporated by reference to Exhibit 3.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-282903) filed on October 10, 2025
3.2**	Certificate of Trust, incorporated by reference to Exhibit 3.2 of the Trust’s Registration Statement on Form S-1 (File No. 333-282903) filed on October 30, 2025
10.1**	Form of Initial Authorized Participant Agreement, incorporated by reference to Exhibit 10.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-282903) filed on September 26, 2025
10.2**	Marketing Agent Agreement, incorporated by reference to Exhibit 10.2 of the Trust’s Registration Statement on Form S-1 (File No. 333-282903) filed on September 26, 2025
10.3**	Custodial Services Agreement, incorporated by reference to Exhibit 10.3 of the Trust’s Registration Statement on Form S-1 (File No. 333-282903) filed on September 26, 2025
10.4**	Fund Administration Servicing Agreement, incorporated by reference to Exhibit 10.4 of the Trust’s Registration Statement on Form S-1 (File No. 333-282903) filed on September 26, 2025
10.5**	Transfer Agent Servicing Agreement, incorporated by reference to Exhibit 10.5 of the Trust’s Registration Statement on Form S-1 (File No. 333-282903) filed on September 26, 2025
10.6**	Fund Accounting and Servicing Agreement, incorporated by reference to Exhibit 10.6 of the Trust’s Registration Statement on Form S-1 (File No. 333-282903), filed on September 26, 2025
10.7**	Sponsor Agreement, incorporated by reference to Exhibit 10.7 of the Trust’s Registration Statement on Form S-1 (File No. 333-282903) filed on October 10, 2025
10.8**	Cash Custody Agreement (Custodian Agreement), incorporated by reference to Exhibit 3.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-282903), filed on September 26, 2025
10.9**	Index License Agreement, incorporated by reference to Exhibit 10.10 of the Trust’s Registration Statement on Form S-1 (File No. 333-282903) filed on September 26, 2025
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canary Marinade Solana ETF
Date: May 13, 2026
	By:	/s/ Steven McClurg
Name: Steven McClurg
Title: Chief Executive Officer (Principal Executive Officer)*

	By:	/s/ Starr Frohlich
Name: Starr Frohlich
Title: Principal Financial and Accounting Officer

* The Registrant is a trust and this person is signing in their capacity as an officer of Canary Capital Group LLC, the Sponsor of the Registrant.