Form 10-Q
period 2026-06-30
Canary Marinade Solana ETF
filed 2026-08-07
CIK 2041869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 001-42956

Canary Marinade Solana ETF

(Exact name of Registrant as specified in its Charter)

Delaware	33-6435097
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Canary Capital Group LLC 8 Cadillac Drive, Suite 300 Brentwood, Tennessee	37027 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (615) 200-0788

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares of Beneficial Interest of Canary Marinade Solana ETF (“Shares”)	SOLC	The Nasdaq Stock Market, LLC

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

The Registrant had 100,000 shares outstanding as of July 29, 2026.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.

Financial Statements

Statements of Assets and Liabilities (unaudited)

Schedules of Investments (unaudited)

Statements of Operations (unaudited)

Statements of Changes in Net Assets (unaudited)

Notes to the Financial Statements (unaudited)

		1 1 2 4 5 6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Mine Safety Disclosures	17
Item 5.	Other Information	17
Item 6.	Exhibits	17

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CANARY MARINADE SOLANA ETF

Statements of Assets and Liabilities

	June 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Investments in Solana, at value (Note 2)	$1,470,635	$1,926,808
Total Assets	$1,470,635	$1,926,808

LIABILITIES
Payables
Payable to Sponsor (Note 3)	$—	$—
Total Liabilities	—	—
NET ASSETS	$1,470,635	$1,926,808

NET ASSETS CONSIST OF:
Paid-in capital	$2,308,376	$2,085,701
Total distributable earnings (accumulated deficit)	(837,741)	(158,893)
Net Assets	$1,470,635	$1,926,808

Net Asset Value (unlimited shares authorized):
Unlimited shares authorized:
Net Assets	$1,470,635	$1,926,808
Shares Outstanding^	100,000	80,000
Net Asset Value, Offering and Redemption Price per Share	$14.71	$24.09

Investments in securities, at cost	$2,324,151	$2,096,032

^	No Par Value.

See accompanying notes to financial statements.

CANARY MARINADE SOLANA ETF

Schedule of Investment (Unaudited)

June 30, 2026

Investments - 100.0%	Quantity(a)	Fair Value
Crypto Currency - 100.0%
Solana	19,976	$1,470,635
TOTAL CRYPTO CURRENCY (Cost $2,324,151)	19,976	1,470,635
TOTAL INVESTMENTS - 100.0% (Cost $2,324,151)		1,470,635
Liabilities in Excess of Other Assets - (0.0)%		—
TOTAL NET ASSETS - 100.0%		$1,470,635

Percentages are stated as a percent of net assets.

(a)	See Note 8 in Notes to the Financial Statements for information on the quantity of Solana staked.

See accompanying notes to financial statements.

CANARY MARINADE SOLANA ETF

Schedule of Investment

December 31, 2025

Investments - 100.0%	Quantity(a)	Fair Value
Crypto Currency - 100.0%
Solana	15,506	$1,926,808
TOTAL CRYPTO CURRENCY (Cost $2,096,032)	15,506	1,926,808
TOTAL INVESTMENTS - 100.0% (Cost $2,096,032)		1,926,808
Liabilities in Excess of Other Assets - (0.0)%		—
TOTAL NET ASSETS - 100.0%		$1,926,808

Percentages are stated as a percent of net assets.

(a)	See Note 8 in Notes to the Financial Statements for information on the quantity of Solana staked.

See accompanying notes to financial statements.

CANARY MARINADE SOLANA ETF

Statements of Operations

	For the Three Months Ended June 30, 2026 (Unaudited)*	For the Six Months Ended June 30, 2026 (Unaudited)*
INVESTMENT INCOME
Income:
Staking income	$17,646	$39,621
Total Income	$17,646	$39,621

Expenses:
Sponsor fees (Note 3)	$1,511	$3,202
Total Expenses	1,511	3,202
Sponsor fees waived (Note 3)	(1,511)	(3,202)
Net Expenses	—	—
Net Investment income (loss)	$17,646	$39,621

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS

Net realized gain (loss) on:
Investments in crypto currency	$—	$(34,177)
Net change in unrealized appreciation (depreciation) of:
Investments in crypto currency	(144,536)	(684,292)

Net realized and unrealized gain (loss) on investments	(144,536)	(718,469)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(126,890)	$(678,848)

*	No comparative financial statements have been presented as the initial share purchase date of the Trust was November 17, 2025.

See accompanying notes to financial statements.

CANARY MARINADE SOLANA ETF

Statements of Changes in Net Assets

	For the Three Months Ended June 30, 2026 (Unaudited)*	For the Six Months Ended June 30, 2026 (Unaudited)*
INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment income (loss)	$17,646	$39,621
Net realized gain (loss) on investments	—	(34,177)
Net change in unrealized appreciation (depreciation) of investments	(144,536)	(684,292)
Net increase (decrease) in net assets resulting from operations	(126,890)	(678,848)

CAPITAL SHARE TRANSACTIONS
Shares sold	451,907	732,259
Shares redeemed	—	(509,584)
Net increase (decrease) in net assets from capital share transactions	451,907	222,675
Total increase (decrease) in net assets	325,017	(456,173)

NET ASSETS
Beginning of Period	1,145,618	1,926,808
End of Period	$1,470,635	$1,470,635

*	No comparative financial statements have been presented as the initial share purchase date of the Trust was November 17, 2025.

See accompanying notes to financial statements.

Canary Marinade Solana ETF

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2026 (Unaudited)

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

The following table presents information about the Trust’s assets measured at fair value:

	Level 1	Level 2	Level 3	Total
June 30, 2026 (Unaudited)
Assets
Investment in SOL	$1,470,635	$—	$—	$1,470,635
December 31, 2025
Assets
Investment in Solana	$1,926,808	$—	$—	$1,926,808

There were no transfers between levels for the six months ended June 30, 2026 or for the period from November 17, 2025 (initial share purchase date) through December 31, 2025.

The following tables summarize activity in SOL for the six months ended June 30, 2026 and for the period from November 17, 2025 (initial share purchase date) through December 31, 2025:

	SOL	Fair Value
Beginning balance as of January 1, 2026	15,506	$1,926,808
SOL purchased	7,915	732,259
SOL earned from staking	430	39,621
SOL sold for the redemption of Shares	(3,875)	(509,584)
SOL contributed in-kind for the creation of Shares	—	—
SOL distributed in-kind for the redemption of Shares	—	—
SOL transferred to pay the Sponsor fee	—	—
Net change in unrealized appreciation (depreciation) in SOL	—	(684,292)
Net realized gain (loss) on investment in SOL transferred to pay Sponsor fee	—	—
Net realized gain (loss) on investment in SOL sold for redemptions	—	(34,177)
Ending balance as of June 30, 2026 (Unaudited)	19,976	$1,470,635

	SOL	Fair Value
Beginning balance as of November 17, 2025	—	$—
SOL purchased	15,420	2,085,701
SOL earned from staking	86	10,331
SOL sold for the redemption of Shares	—	—
SOL contributed in-kind for the creation of Shares	—	—
SOL distributed in-kind for the redemption of Shares	—	—
SOL transferred to pay the Sponsor fee	—	—
Net change in unrealized appreciation (depreciation) in SOL	—	(169,224)
Net realized gain (loss) on investment in SOL transferred to pay Sponsor fee	—	—
Ending balance as of December 31, 2025	15,506	$1,926,808

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

The Sponsor agreed to waive the Sponsor Fee in its entirety until the earlier of: (1) the Federal Reserve's Federal Open Market Committee establishing a target range for the Federal Funds Rate that includes or is lower than 3.00%; or (2) July 1, 2026. For the three and six month periods ended June 30, 2026, the Trust incurred $1,511 and $3,202 in Sponsor Fees, of which, $1,511 and $3202 was waived by the Sponsor, as presented on the Statements of Operations.

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

Share activity for the three and six months ended June 30, 2026 were as follows:

	Three Months Ended June 30, 2026 (Unaudited)*		Six Months Ended June 30, 2026 (Unaudited)*
	Number of Shares	Value of Shares	Number of Shares	Value of Shares
Creations	30,000	$451,907	40,000	$732,259
Redemptions	—	—	(20,000)	(509,584)
Net change in Shares created and redeemed	30,000	$451,907	20,000	$222,675

*	No comparative periods have been presented as the initial share purchase date of the Trust was November 17, 2025.

5.	Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and six months ended June 30, 2026. The total return at NAV is based on the change in NAV of a Share during the period, and the total return at market value is based on the change in market value of a Share on the Exchange during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended June 30, 2026 (Unaudited)*	Six Months Ended June 30, 2026 (Unaudited)*
Net Asset Value, Beginning of Period	$16.37	$24.09
Net Investment Income (Loss)(a)	0.23	0.55
Net Realized and Unrealized Gain (Loss) on Investments(b)	(1.89)	(9.93)
Net Increase (Decrease) in Net Asset Value Resulting from Operations	(1.66)	(9.38)
Net Asset Value, End of Period	$14.71	$14.71
Market Value Per Share(c)	$14.70	$14.70
Total Return at Net Asset Value(d)	-10.14%	-38.92%
Total Return at Market Value(c)(d)	-9.63%	-38.87%

Ratios to Average Net Assets:(e)
Expense Ratio Before Expense Waiver	0.50%	0.50%
Expense Ratio After Expense Waiver	0.00%	0.00%
Net Investment Income (Loss) Before Expense Waiver	5.34%	5.69%
Net Investment Income (Loss) After Expense Waiver	5.84%	6.19%

*	No comparative financial highlights have been presented as the initial share purchase date of the Trust was November 17, 2025.

(a)	Net investment loss per share represents net investment loss divided by the daily average shares of beneficial interest outstanding during the period.
(b)	Due to timing of capital share transactions, per share amounts may not compare with amounts appearing elsewhere within these Financial Statements.
(c)	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Trust’s net asset value is calculated.
(d)	Not annualized.
(e)	Annualized.

6.	Related Parties

The Sponsor is considered to be a related party to the Trust. The Trust's operations are supported by its Sponsor. As of June 30, 2026, the Sponsor did not own any Shares of the Trust.

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

The Trust earns staking rewards by delegating a portion of its SOL on the Solana Network’s proof-of-stake consensus protocol. The Trust will stake the Trust’s SOL on the Solana Network through the Custodian using a software protocol provided by Marinade Finance that connects the Trust to a pool of verified validator nodes on the Solana Network for automated SOL staking optimization. As a result of any staking activity in which the Trust may engage, the Trust expects to receive certain staking rewards of SOL, which may be treated for federal income tax purposes as income to the Trust. The Trust itself will not engage in staking activities, including operation of a validator node. Instead, the staking program will be operated through the Trust’s service providers, including the Custodian and Staking Provider. The Staking Provider exercises no discretion as to the amount the Trust’s SOL to be staked or timing of the staking activities. The Custodian will maintain exclusive possession and control of the private keys associated with any staked SOL at all times. As of December 31, 2025 and June 30, 2026, 15,503 and 19,974 SOL were staked, respectively, representing a fair value of $1,926,423 and $1,470,486, respectively, which is included in Investments, at fair value on the Statements of Assets and Liabilities.

Staking rewards represent variable consideration, as the amount of rewards is not known until the applicable validation activities are completed, and the Trust receives rewards in their custodial account. The contract term is the length of each staking epoch. The staking epoch for the Solana Network is approximately two days. Staking rewards are recognized as income when the Trust satisfies its performance obligations (i.e., the Trust’s validator successfully validates blocks or transactions as determined by the protocol) ratably over the contract term. Staking rewards are received in SOL, which represents non-cash consideration. Non-cash consideration is measured at fair value at the inception of each contract (i.e., the beginning of each staking epoch). Because the Trust is not the principal to the block validation service, it does not control the full output of the reward-generating activity, and instead receives net staking rewards, after Validator Fees are deducted. As such, the Trust presents staking income on a net basis, reflecting only the portion of protocol rewards to which it is entitled. For the three and six month periods ended June 30, 2026, the Trust generated $17,646 and $39,621 in staking income, as presented on the Statements of Operations.

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

The Sponsor has evaluated subsequent events through the date these financial statements were issued. Effective June 30, 2026, the Sponsor's voluntary waiver of the entirety of the Sponsor's Fee expired in accordance with its terms. As a result, beginning July 1, 2026, the Trust is subject to the full contractual Sponsor's Fee of 0.50% (annualized) of the daily net asset value of the Trust, payable to the Sponsor in accordance with the Trust Agreement. Prior to July 1, 2026, the Sponsor had voluntarily waived all of the Sponsor's Fee, as described in Note 3 to these financial statements. No other adjustments or disclosures were required as a result of this evaluation.

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

Factors which could have a material adverse effect on the Trust’s business, financial condition or results of operations and future prospects or which could cause actual results to differ materially from the Trust's expectations include, but are not limited to:

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

Results of Operations*

Three Months Ended June 30, 2026

The Trust’s net asset value increased from $1,145,618 at March 31, 2026, to $1,470,635 at June 30, 2026. The change in the Trust’s net assets resulted from an increase in outstanding Shares, which rose from 70,000 at March 31, 2026, to 100,000 at June 30, 2026, as a result of 30,000 Shares being created and no Shares being redeemed during the quarter, and a decrease in the value of SOL, which depreciated -11.42% from $83.11 at March 31, 2026, to $73.62 at June 30, 2026.

The net asset value per Share decreased -10.14% from $16.37 at March 31, 2026, to $14.71 at June 30, 2026.

The net asset value per Share of $19.38 at May 11, 2026, was the highest during the quarter, compared with a low of $12.44 at June 5, 2026.

The decrease in net assets from operations for the quarter ended June 30, 2026, was $(126,890), resulting from a decrease in unrealized gain on the Trust’s SOL investment of $(144,536), and staking income of $17,646.

Six Months Ended June 30, 2026

The Trust’s net asset value decreased from $1,926,808 at December 31, 2025, to $1,470,635 at June 30, 2026. The change in the Trust’s net assets resulted from an increase in outstanding Shares, which rose from 80,000 at December 31, 2025, to 100,000 at June 30, 2026, as a result of 40,000 Shares being created and 20,000 Shares being redeemed during the six-month period, and a decrease in the value of SOL, which depreciated -40.75% from $124.26 at December 31, 2025, to $73.62 at June 30, 2026.

The net asset value per Share decreased -38.92% from $24.09 at December 31, 2025, to $14.71 at June 30, 2026.

The net asset value per Share of $28.62 at January 14, 2026, was the highest during the six-month period, compared with a low of $12.44 at June 5, 2026.

The decrease in net assets from operations for the six months ended June 30, 2026, was $(678,848), resulting from a decrease in unrealized gain on the Trust’s SOL investment of $(684,292), realized losses on the disposition of SOL of $(34,177), and staking income of $39,621.

* No comparative prior-year periods have been presented as the initial share purchase date of the Trust was November 17, 2025.

Off-Balance Sheet Arrangements

As of June 30, 2026, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust's disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of June 30, 2026, the Trust’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)	None.

b)	Not applicable.

c)	The Trust does not purchase Shares directly from its Shareholders. The Trust did not redeem any Baskets in connection with Baskets held by Authorized Participants.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

a)	All information required to be reported in a report on Form 8-K during the period covered by this Form 10-Q has been reported.

b)	Not applicable.

c)	No executive officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms defined in Item 408 of Regulation S-K of the 1933 Act) for the three-month period ended June 30, 2026.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K of the 1933 Act):

Exhibit Number	Description
3.1**	First Amended and Restated Trust Agreement, incorporated by reference to Exhibit 3.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-282903) filed on October 10, 2025
3.2**	Certificate of Trust, incorporated by reference to Exhibit 3.2 of the Trust's Registration Statement on Form S-1 (File No. 333-282903) filed on October 30, 2024
10.1**	Form of Initial Authorized Participant Agreement, incorporated by reference to Exhibit 10.1 of the Trust's Registration Statement on Form S-1 (File No. 333-282643) filed on September 26, 2025
10.2**	Marketing Agent Agreement, incorporated by reference to Exhibit 10.2 of the Trust’s Registration Statement on Form S-1 (File No. 333-282903) filed on September 26, 2025
10.3**	Custodial Services Agreement, incorporated by reference to Exhibit 10.3 of the Trust’s Registration Statement on Form S-1 (File No. 333-282903) filed on September 26, 2025
10.4**	Fund Administration Servicing Agreement, incorporated by reference to Exhibit 10.4 of the Trust’s Registration Statement on Form S-1 (File No. 333-282903) filed on September 26, 2025
10.5**	Transfer Agent Servicing Agreement, incorporated by reference to Exhibit 10.5 of the Trust’s Registration Statement on Form S-1 (File No. 333-282903) filed on September 26, 2025
10.6**	Fund Accounting and Servicing Agreement, incorporated by reference to Exhibit 10.6 of the Trust’s Registration Statement on Form S-1 (File No. 333-282903), filed on September 26, 2025
10.7**	Sponsor Agreement, incorporated by reference to Exhibit 10.7 of the Trust’s Registration Statement on Form S-1 (File No. 333-282903) filed on October 10, 2025
10.8**	Cash Custody Agreement (Custodian Agreement), incorporated by reference to Exhibit 3.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-282903), filed on September 26, 2025
10.10**	Index License Agreement, incorporated by reference to Exhibit 10.10 of the Trust’s Registration Statement on Form S-1 (File No. 333-282903) filed on September 26, 2025
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canary Marinade Solana ETF
Date: August 7, 2026
	By:	/s/ Steven McClurg
Name: Steven McClurg
Title: Chief Executive Officer (Principal Executive Officer)*

	By:	/s/ Starr Frohlich
Name: Starr Frohlich
Title: Principal Financial and Accounting Officer

* The Registrant is a trust and this person is signing in their capacity as an officer of Canary Capital Group LLC, the Sponsor of the Registrant.