Form 10-Q
period 2026-09-30
Canary Marinade Solana ETF
filed 2026-11-13
CIK 2041869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The Registrant had 190,000 shares outstanding as of November 9, 2026.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CANARY MARINADE SOLANA ETF

Statements of Assets and Liabilities

	September 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Investment in Solana, at value (Note 2)	$4,029,830	$1,926,808
Receivable for Solana sold	4,764,703	—
Total Assets	$8,794,533	$1,926,808

LIABILITIES
Payables
Payable to Sponsor (Note 3)	$1,293	$—
Payable for capital shares redeemed	4,764,700	—
Total Liabilities	4,765,993	—
NET ASSETS	$4,028,540	$1,926,808

NET ASSETS CONSIST OF:
Paid-in capital	$4,159,928	$2,085,701
Total distributable earnings (accumulated deficit)	(131,388)	(158,893)
Net Assets	$4,028,540	$1,926,808

Net Asset Value (Unlimited shares authorized):
Net Assets	$4,028,540	$1,926,808
Shares Outstanding^	170,000	80,000
Net Asset Value, Offering and Redemption Price per Share	$23.70	$24.09

Investment in Crypto Currency, at cost	$3,859,070	$2,096,032

^	No Par Value.

See accompanying notes to financial statements.

CANARY MARINADE SOLANA ETF

Schedule of Investment (Unaudited)

September 30, 2026

Investment - 100.0%	Quantity(a)	Fair Value
Crypto Currency - 100.0%
Solana	34,388	$4,029,830
TOTAL CRYPTO CURRENCY (Cost $3,859,070)	34,388	4,029,830
TOTAL INVESTMENT - 100.0% (Cost $3,859,070)		4,029,830
Liabilities in Excess of Other Assets - (0.0)%(b)		(1,290)
TOTAL NET ASSETS - 100.0%		$4,028,540

Percentages are stated as a percent of net assets.

(a)	See Note 8 in Notes to the Financial Statements for information on the quantity of Solana staked.

(b)	Represents less than 0.5% of total Net Assets

See accompanying notes to financial statements.

CANARY MARINADE SOLANA ETF

Schedule of Investment

December 31, 2025

Investment - 100.0%	Quantity(a)	Fair Value
Crypto Currency - 100.0%
Solana	15,506	$1,926,808
TOTAL CRYPTO CURRENCY (Cost $2,096,032)	15,506	1,926,808
TOTAL INVESTMENT - 100.0% (Cost $2,096,032)		1,926,808
Liabilities in Excess of Other Assets - 0.0%		—
TOTAL NET ASSETS - 100.0%		$1,926,808

Percentages are stated as a percent of net assets.

(a)	See Note 8 in Notes to the Financial Statements for information on the quantity of Solana staked.

See accompanying notes to financial statements.

CANARY MARINADE SOLANA ETF

Statements of Operations

	For the Three Months Ended September 30, 2026 (Unaudited)*	For the Nine Months Ended September 30, 2026 (Unaudited)*
INVESTMENT INCOME
Income:
Staking income	$25,741	$65,362
Total Income	$25,741	$65,362

Expenses:
Sponsor fees (Note 3)	$2,662	$5,864
Total Expenses	2,662	5,864
Sponsor fees waived (Note 3)	—	(3,202)
Net Expenses	2,662	2,662
Net Investment income (loss)	$23,079	$62,700

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENT

Net realized gain (loss) on:
Investment in crypto currency	$(341,002)	$(375,179)
Net change in unrealized appreciation (depreciation) of:
Investment in crypto currency	1,024,276	339,984

Net realized and unrealized gain (loss) on investment	683,274	(35,195)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$706,353	$27,505

*	No comparative periods have been presented as the initial share purchase date of the Trust was November 17, 2025.

See accompanying notes to financial statements.

CANARY MARINADE SOLANA ETF

Statements of Changes in Net Assets

	For the Three Months Ended September 30, 2026 (Unaudited)*	For the Nine Months Ended September 30, 2026 (Unaudited)*
INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment income (loss)	$23,079	$62,700
Net realized gain (loss) on investment	(341,002)	(375,179)
Net change in unrealized appreciation (depreciation) of investment	1,024,276	339,984
Net increase (decrease) in net assets resulting from operations	706,353	27,505

CAPITAL SHARE TRANSACTIONS
Shares sold	6,616,252	7,348,511
Shares redeemed	(4,764,700)	(5,274,284)
Net increase (decrease) in net assets from capital share transactions	1,851,552	2,074,227
Total increase (decrease) in net assets	2,557,905	2,101,732

NET ASSETS
Beginning of Period	1,470,635	1,926,808
End of Period	$4,028,540	$4,028,540

*	No comparative periods have been presented as the initial share purchase date of the Trust was November 17, 2025.

See accompanying notes to financial statements.

Canary Marinade Solana ETF

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2026 (Unaudited)

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

The Trust is an exchange-traded fund that issues shares of beneficial interest (the “Shares”) that are listed and trade on the Exchange. The Trust’s investment objective is to seek to provide exposure to the price of Solana (“SOL”) held by the Trust, less the expenses of the Trust’s operations and other liabilities. A secondary investment objective is for the Trust to earn additional SOL through the validation of transactions in the SOL network’s (the “Solana Network”) proof-of-stake (“PoS”) process. In seeking to achieve its investment objectives, the Trust holds SOL and establishes its net asset value (“NAV”) on each business day by reference to the CoinDesk Solana Benchmark 60m NY Rate (the “Pricing Benchmark”). The Pricing Benchmark is calculated by CoinDesk Indices (the “Benchmark Provider”) based on a 60-minute time-weighted average price of the CoinDesk Solana Benchmark Rate (the “Underlying Index”), which is an aggregation of executed trade flow of major SOL trading platforms (“Constituent Platforms”). The Benchmark Provider publishes the Pricing Benchmark. The Trust is sponsored by the Sponsor.

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

The following table presents information about the Trust’s assets measured at fair value:

	Level 1	Level 2	Level 3	Total
September 30, 2026 (Unaudited)
Assets
Investment in Solana	$4,029,830	$—	$—	$4,029,830
December 31, 2025
Assets
Investment in Solana	$1,926,808	$—	$—	$1,926,808

There were no transfers between levels for the nine months ended September 30, 2026 or for the period from November 17, 2025 (initial share purchase date) through December 31, 2025.

The following tables summarize activity in SOL for the nine months ended September 30, 2026 and for the period from November 17, 2025 (initial share purchase date) through December 31, 2025:

	SOL	Fair Value
Beginning balance as of January 1, 2026	15,506	$1,926,808
SOL purchased	62,480	7,348,506
SOL earned from staking	714	65,362
SOL sold for the redemption of Shares	(44,296)	(5,274,287)
SOL contributed in-kind for the creation of Shares	—	—
SOL distributed in-kind for the redemption of Shares	—	—
SOL transferred to pay the Sponsor fee	(16)	(1,364)
Net change in unrealized appreciation (depreciation) in SOL	—	339,984
Net realized gain (loss) on investment in SOL transferred to pay Sponsor fee	—	(1,087)
Net realized gain (loss) on investment in SOL sold for redemptions	—	(374,092)
Ending balance as of September 30, 2026 (Unaudited)	34,388	$4,029,830

	SOL	Fair Value
Beginning balance as of November 17, 2025	—	$—
SOL purchased	15,420	2,085,701
SOL earned from staking	86	10,331
SOL sold for the redemption of Shares	—	—
SOL contributed in-kind for the creation of Shares	—	—
SOL distributed in-kind for the redemption of Shares	—	—
SOL transferred to pay the Sponsor fee	—	—
Net change in unrealized appreciation (depreciation) in SOL	—	(169,224)
Net realized gain (loss) on investment in SOL transferred to pay Sponsor fee	—	—
Ending balance as of December 31, 2025	15,506	$1,926,808

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

The Sponsor agreed to waive the Sponsor Fee in its entirety until the earlier of: (1) the Federal Reserve's Federal Open Market Committee establishing a target range for the Federal Funds Rate that includes or is lower than 3.00%; or (2) July 1, 2026. The waiver expired in accordance with its terms on June 30, 2026, and beginning July 1, 2026, the Trust has been subject to the full Sponsor Fee. For the three and nine month periods ended September 30, 2026, the Trust incurred $2,662 and $5,864 in Sponsor Fees, of which $0 and $3,202 were waived by the Sponsor, as presented on the Statements of Operations.

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

(b)	Administrator, Custodian and Transfer Agent

U.S. Bancorp Fund Services, LLC, doing business as U.S. Bank Global Fund Services (the “Administrator” and “Transfer Agent”) serves as administrator, transfer agent and accounting agent of the Trust pursuant to a Fund Servicing Agreement. BitGo Bank & Trust, N.A. (the “Custodian”) serves as the Trust’s SOL Custodian. Under the BitGo Custodial Services Agreement, the Custodian is responsible for safekeeping all the Trust’s SOL. The Custodian was selected by the Sponsor. The Sponsor is responsible for opening accounts with the Custodian that hold the Trust’s SOL (the “SOL Accounts”), as well as facilitating the transfer or sale of SOL required for the operation of the Trust.

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

Share activity for the three and nine months ended September 30, 2026 was as follows:

	Three Months Ended September 30, 2026 (Unaudited)*		Nine Months Ended September 30, 2026 (Unaudited)*
	Number of Shares	Value of Shares	Number of Shares	Value of Shares
Creations	270,000	$6,616,252	310,000	$7,348,511
Redemptions	(200,000)	(4,764,700)	(220,000)	(5,274,284)
Net change in Shares created and redeemed	70,000	$1,851,552	90,000	$2,074,227

*	No comparative periods have been presented as the initial share purchase date of the Trust was November 17, 2025.

5.	Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and nine months ended September 30, 2026. The total return at NAV is based on the change in NAV of a Share during the period, and the total return at market value is based on the change in market value of a Share on the Exchange during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended September 30, 2026 (Unaudited)*	Nine Months Ended September 30, 2026 (Unaudited)*
Net Asset Value, Beginning of Period	$14.71	$24.09
Net Investment Income (Loss)(a)	0.22	0.75
Net Realized and Unrealized Gain (Loss) on Investment(b)	8.77	(1.14)
Net Increase (Decrease) in Net Asset Value Resulting from Operations	8.99	(0.39)
Net Asset Value, End of Period	$23.70	$23.70
Market Value Per Share (c)	$23.67	$23.67
Total Return at Net Asset Value(d)	61.14%	-1.61%
Total Return at Market Value(c)(d)	60.97%	-1.59%

Ratios to Average Net Assets:(e)
Expense Ratio Before Expense Waiver	0.50%	0.50%
Expense Ratio After Expense Waiver	0.50%	0.23%
Net Investment Income (Loss) Before Expense Waiver	4.34%	5.07%
Net Investment Income (Loss) After Expense Waiver	4.34%	5.34%

*	No comparative periods have been presented as the initial share purchase date of the Trust was November 17, 2025.

(a)	Net investment income (loss) per share represents net investment income (loss) divided by the daily average shares of beneficial interest outstanding during the period.

(b)	Due to timing of capital share transactions, per share amounts may not compare with amounts appearing elsewhere within these Financial Statements.

(c)	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Trust’s net asset value is calculated.

(d)	Not annualized.

(e)	Annualized.

6.	Related Parties

The Sponsor is considered to be a related party to the Trust. The Trust's operations are supported by its Sponsor. As of September 30, 2026, the Sponsor did not own any Shares of the Trust.

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

The Trust earns staking rewards by delegating a portion of its SOL on the Solana Network’s proof-of-stake consensus protocol. The Trust will stake the Trust’s SOL on the Solana Network through the Custodian using a software protocol provided by Marinade Finance that connects the Trust to a pool of verified validator nodes on the Solana Network for automated SOL staking optimization. As a result of any staking activity in which the Trust may engage, the Trust expects to receive certain staking rewards of SOL, which may be treated for federal income tax purposes as income to the Trust. The Trust itself will not engage in staking activities, including operation of a validator node. Instead, the staking program will be operated through the Trust’s service providers, including the Custodian and Staking Provider. The Staking Provider exercises no discretion as to the amount of the Trust’s SOL to be staked or timing of the staking activities. The Custodian will maintain exclusive possession and control of the private keys associated with any staked SOL at all times.

As of December 31, 2025 and September 30, 2026, 15,503 and 62,681 SOL were staked, respectively, representing a fair value of $1,926,423 and $7,345,631, respectively. At September 30, 2026, the staked SOL included assets subject to a binding sale transaction that remained unsettled pending completion of the unstaking process. The disposition and related realized gain or loss were recognized on the trade date, with a receivable recognized for the unsettled sale. Accordingly, such assets remained included in staked SOL but were not included in Investment in Solana, at value, on the Statements of Assets and Liabilities or the Schedule of Investment. Upon completion of the unstaking process after period-end, the assets were transferred and the receivable was settled.

Staking rewards represent variable consideration, as the amount of rewards is not known until the applicable validation activities are completed, and the Trust receives rewards in its custodial account. The contract term is the length of each staking epoch. The staking epoch for the Solana Network is approximately two days. Staking rewards are recognized as income when the Trust satisfies its performance obligations (i.e., the Trust’s validator successfully validates blocks or transactions as determined by the protocol) ratably over the contract term. Staking rewards are received in SOL, which represents non-cash consideration. Non-cash consideration is measured at fair value at the inception of each contract (i.e., the beginning of each staking epoch). Because the Trust is not the principal to the block validation service, it does not control the full output of the reward-generating activity, and instead receives net staking rewards, after Validator Fees (as defined below) are deducted. As such, the Trust presents staking income on a net basis, reflecting only the portion of protocol rewards to which it is entitled.

Staking rewards generated by the Staking Program are subject to fees associated with the Staking Program. These fees are received directly by the Staking Provider for its role as the Trust’s validator, and are collectively referred to as the “Validator Fees.” The aggregate Validator Fees will not exceed 10% of the SOL staking rewards generated by the Staking Program. The Validator Fees reduce the amount of SOL received by the Trust from the Staking Program, and staking income is presented net of the Validator Fees. For the three and nine month periods ended September 30, 2026, the Trust generated $25,741 and $65,362 in staking income, as presented on the Statements of Operations.

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

Results of Operations*

Three Months Ended September 30, 2026

The Trust’s net asset value increased from $1,470,635 at June 30, 2026, to $4,028,540 at September 30, 2026. The change in the Trust’s net assets resulted from an increase in outstanding Shares, which rose from 100,000 at June 30, 2026, to 170,000 at September 30, 2026, as a result of 270,000 Shares being created and 200,000 Shares being redeemed during the quarter, and an increase in the value of SOL, which appreciated 59.18% from $73.62 at June 30, 2026, to $117.19 at September 30, 2026.

The net asset value per Share increased 61.14% from $14.71 at June 30, 2026, to $23.70 at September 30, 2026.

The net asset value per Share of $24.63 at September 25, 2026, was the highest during the quarter, compared with a low of $14.59 at August 6, 2026.

The increase in net assets from operations for the quarter ended September 30, 2026, was $706,353, resulting from a net change in unrealized appreciation/depreciation on the Trust’s SOL investment of $1,024,276, realized losses on the disposition of SOL of $(341,002), staking income of $25,741, and Sponsor Fees incurred of $2,662.

Nine Months Ended September 30, 2026

The Trust’s net asset value increased from $1,926,808 at December 31, 2025, to $4,028,540 at September 30, 2026. The change in the Trust’s net assets resulted from an increase in outstanding Shares, which rose from 80,000 at December 31, 2025, to 170,000 at September 30, 2026, as a result of 310,000 Shares being created and 220,000 Shares being redeemed during the nine-month period, and a decrease in the value of SOL, which depreciated -5.69% from $124.26 at December 31, 2025, to $117.19 at September 30, 2026.

The net asset value per Share decreased -1.61% from $24.09 at December 31, 2025, to $23.70 at September 30, 2026.

The net asset value per Share of $28.62 at January 14, 2026, was the highest during the nine-month period, compared with a low of $12.44 at June 5, 2026.

The increase in net assets from operations for the nine months ended September 30, 2026, was $27,505, resulting from a net change in unrealized appreciation/depreciation on the Trust’s SOL investment of $339,984, realized losses on the disposition of SOL of $(375,179), staking income of $65,362, and Sponsor Fees incurred of $5,864, of which $3,202 was waived by the Sponsor.

* No comparative periods have been presented as the initial share purchase date of the Trust was November 17, 2025.

Off-Balance Sheet Arrangements

As of September 30, 2026, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to “Smaller Reporting Companies,” as defined in Rule 12b-2 of the Exchange Act.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its 1934 Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial Officer of the Trust to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Trust, the Sponsor conducted an evaluation of the Trust's disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Trust concluded that, as of September 30, 2026, the Trust’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)	None.

b)	Not applicable.

c)	The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Baskets held by Authorized Participants, the Trust redeemed 20 Baskets (comprising 200,000 Shares) during the three-month period ended September 30, 2026. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Number of Shares Redeemed	Average Price Paid per Share	Maximum number of shares that may yet be purchased
July 2026	—	$—	N/A
August 2026	—	$—	N/A
September 2026	200,000	$23.82	N/A

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

a)	All information required to be reported in a report on Form 8-K during the period covered by this Form 10-Q has been reported.

b)	Not applicable.

c)	No executive officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms defined in Item 408 of Regulation S-K) for the three-month period ended September 30, 2026.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description
3.1**	First Amended and Restated Trust Agreement, incorporated by reference to Exhibit 3.1 of the Trust’s Registration Statement on Form S-1 (FileNo. 333-282903) filed on October 10, 2025
3.2**	Certificate of Trust, incorporated by reference to Exhibit 3.2 of the Trust's Registration Statement on Form S-1 (File No. 333-282903) filed on October 30, 2024
10.1**	Form of Initial Authorized Participant Agreement, incorporated by reference to Exhibit 10.1 of the Trust's Registration Statement on Form S-1 (File No. 333-282903) filed on September 26, 2025
10.2**	Marketing Agent Agreement, incorporated by reference to Exhibit 10.2 of the Trust’s Registration Statement on Form S-1 (File No. 333-282903) filed on September 26, 2025
10.3**	Custodial Services Agreement, incorporated by reference to Exhibit 10.3 of the Trust’s Registration Statement on Form S-1 (File No. 333-282903) filed on September 26, 2025
10.4**	Fund Administration Servicing Agreement, incorporated by reference to Exhibit 10.4 of the Trust’s Registration Statement on Form S-1 (File No. 333-282903) filed on September 26, 2025
10.5**	Transfer Agent Servicing Agreement, incorporated by reference to Exhibit 10.5 of the Trust’s Registration Statement on Form S-1 (File No. 333-282903) filed on September 26, 2025
10.6**	Fund Accounting and Servicing Agreement, incorporated by reference to Exhibit 10.6 of the Trust’s Registration Statement on Form S-1 (File No. 333-282903), filed on September 26, 2025
10.7**	Sponsor Agreement, incorporated by reference to Exhibit 10.7 of the Trust’s Registration Statement on Form S-1 (File No. 333-282903) filed on October 10, 2025
10.8**	Cash Custody Agreement (Custodian Agreement), incorporated by reference to Exhibit 10.8 of the Trust’s Registration Statement on Form S-1 (File No. 333-282903), filed on September 26, 2025
10.10**	Index License Agreement, incorporated by reference to Exhibit 10.10 of the Trust’s Registration Statement on Form S-1 (File No. 333-282903) filed on September 26, 2025
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canary Marinade Solana ETF
Date: November 13, 2026
	By:	/s/ Steven McClurg
	Name:	Steven McClurg
	Title:	Chief Executive Officer (Principal Executive Officer)*

	By:	/s/ Starr Frohlich
	Name:	Starr Frohlich
	Title:	Principal Financial and Accounting Officer

* The Registrant is a trust and this person is signing in their capacity as an officer of Canary Capital Group LLC, the Sponsor of the Registrant.